Form 10KSB
period 1999-12-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-04-11
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 000-28219

                  ECLIPSE ENTERTAINMENT GROUP, INC.
       (Exact name of registrant as specified in its charter)

         Nevada                                         91-1766849
(State or jurisdiction of  incorporation          (I.R.S. Employer
              or organization)                    Identification No.)

10990 N.E. 8th Street, Suite 900, Bellevue, Washington        98004
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (425) 990-5969

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No           .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant had no revenues for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000: Common Stock, par value $0.001 per share -- $8,751,620. As of March 31, 2000, the Registrant had 12,016,140 shares of common stock issued and outstanding.

                           TABLE OF CONTENTS

PART 1                                                         PAGE

  ITEM 1.  BUSINESS                                               3

  ITEM 2.  PROPERTIES                                            10

  ITEM 3.  LEGAL PROCEEDINGS                                     10

  ITEM 4.  SUBMISSION TO MATTERS TO VOTE
           OF SECURITY HOLDERS                                   10

PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                       10

  ITEM 6.  PLAN OF OPERATION                                     12

  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           15

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                15

PART III

  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    15

  ITEM 10.  EXECUTIVE COMPENSATION                               17

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                18

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       19

PART IV

  ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
            AND REPORTS ON FORM 8-K                              20

SIGNATURES                                                       21

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development.

Eclipse Entertainment Group, Inc. ("Registrant") was incorporated on January 27, 1997 in the State of Nevada with the objective of satisfying a worldwide demand for quality, American entertainment that is developed under carefully managed budgets. Registrant will work to establish a network of foreign and domestic buyers to produce or acquire programming that directly meets their needs in terms of content and cost.

(b)  Business of the Registrant.

Eclipse Entertainment Group, Inc. was incorporated in Nevada on January 27, 1997. The Business objectives of the Registrant, as developed by its Board of Directors, are strongly focused on the production and acquisition of action oriented feature films with strong domestic and universal appeal that have been developed and/or produced within well managed low to medium budgets. The Registrant intends to develop a well integrated portfolio of these feature films by producing or co-producing one or two action feature films each year and by acquiring the rights to other similar films which are available at attractive prices.

The Registrant has entered into a distribution agreement with Westar Entertainment, Inc. on January 1, 1998 pursuant to which this firm markets the Registrant's products both domestically and worldwide (attached as Exhibit 10.1 to this Form 10-KSB). Under this agreement, the Registrant and Westar Entertainment, Inc. will share distribution revenues on a 50-50 basis. Working with Westar Entertainment, Inc., the Registrant is working toward establishing a strong network of domestic and foreign buyers and will produce and/or acquire motion pictures that meet their needs in terms of content and cost. The Registrant intends to develop its portfolio to respond quickly and effectively to market needs, and has attended and will continue to attend the major film markets in order to stay in touch with the dictates of the domestic and international markets. The major markets include the AFM (American Film Market) in Santa Monica, California, the Cannes Film Market (Marche du Film de Cannes) in Cannes, France, and MIFED ("E.P. Fiera Internazionale Di Milano") in Milan, Italy.

Eclipse has acquired the worldwide distribution rights to the action/adventure films Beretta's Island, Double Cross and the martial arts film The Process. Beretta's Island stars Franco Columbu (MR. OLYMPIA) and Ken Kercheval with a special appearance by Arnold Schwarzenegger. Double Cross stars Franco Columbu, William Smith (Conan), Frank Stallone and Barbara Niven. The Process stars and is directed by Ernie Reyes, Jr. (Red Sonja, Ninja Turtles I & II), Cori Nemec (Drop Zone) and Ernie Reyes, Sr. (Surf Ninjas).

Although the Registrant is, at the moment, focused on the production, co-production and acquisition of low to medium budget action films, it is also within its mandate to branch out into similar genres of television programming as well as documentaries and docudramas within budgetary constraints. Longer-range projects include the acquisition of a movie studio project in Sardinia, Italy, the formation or acquisition of a domestic video label, and acquisition of a music division.

(1)  The Motion Picture Industry.

The business of the motion picture industry may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures, and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, the so-called "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant box office receipts. Over the past decade, however, "Independents" or smaller film production and distribution companies, such as the Registrant, have played an increasing role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

The Majors (and mini-Majors) include Universal Pictures, Warner Bros. Pictures, Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation, Paramount Pictures Corporation, Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $75,000,000, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), The Samuel Goldwyn Company (a division of Metro-Goldwyn-Mayer), October Films (a division of Universal), New Line (a division of Time Warner) and its Fine Line distribution label, and Republic Pictures (a division of Viacom).

In addition to the Majors, the Independents engaged primarily in the distribution of motion pictures produced by companies other than the Majors include, among others, Trimark Holdings and Artisan Entertainment. The Independents typically do not own production studios or employ as large a development or production staff as the Majors.

The Process, Beretta's Island, and Double Cross are termed "independent feature films". This means that the movies were produced without the initial backing of a major studio. During the past decade independents enjoyed cash support from major studios. With the resurgence of independent filmmaking, production companies are gearing up again and independent distributors are returning to the market.

The motion picture industry recently completed its second straight record-breaking year both in the US and overseas. In 1999, U.S. ticket sales totaled $7.5 billion, up from $6.95 billion in 1998 (Associated Press, Dec. 28, 1999). 1999 ticket sales of roughly 1.5 billion were the highest in 40 years. Domestic box office totals for the first quarter of 2000 have already exceeded the same period last year by 10.1% or $135 million (AC Neilsen EDI, Inc.).

In the US, sixteen new releases surpassed the $100 million mark led by the latest "Star Wars" episode, "The Phantom Menace"
(Variety).   Also, topped by "The Phantom Menace", 18 films
scored more than $100 million at the overseas box office during 1999 (Hollywood Reporter).

It was a good year for smaller films as the independent feature "The Blair Witch Project" led the way with domestic box office receipts of $141 million and an international box office of $79 million (Variety). Other low budget features such as "American Beauty", "Being John Malkovich" and "Boys Don't Cry" left their mark both at the box office and at the Academy Awards.

This strong performance has been felt at all levels of the film industry, especially this year's American Film Market ("AFM") in Santa Monica, California. For an increasing number of international buyers and sellers at this year's AFM, there is a feeling that countries around the globe are again hungry for product and actually buying it (Variety, March 1,2000).

(2)  Motion Picture Production And Financing.

The production of a motion picture usually involves four steps: development, pre-production, production and post-production. The development stage includes developing a concept internally, or obtaining an original screenplay or a screenplay based on a pre-existing literary work, or acquiring and rewriting a screenplay. Creative personnel may be contacted to determine availability and for planning the timing of the project, or in some cases actually hired. In pre-production, a budget is prepared, the remaining creative personnel, including a director, actors and various technical personnel are hired, shooting schedules and locations are planned and other steps necessary to prepare for principal photography are completed. Production is the principal photography of the project and generally continues for a period of not more than three months. In post-production, the film is edited and synchronized with music and dialogue and, in certain cases, special effects are added. The final edited synchronized product, the negative, is used to manufacture release prints suitable for public exhibition.

The production of a motion picture requires the financing of the direct and indirect overhead costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

The Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to pay or otherwise provide for their production costs. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities which the Majors maintain on a full-time basis. The Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time. Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production principal photography and post-production activities only on a project-by-project basis. Unlike the Majors, Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

"Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theatres or to distribute it in home video, television, international or other ancillary markets. Independents with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more international markets. Other independents may separately license theatrical, home video, television, international and other distribution rights among several licensees. Payment commitments in a pre-sale are typically subject to delivery and to the approval of a number of prenegotiated factors, including script, production budget, cast and director.

Both Majors and Independents often acquire motion pictures for distribution through an arrangement known as a negative pickup" under which the Major or Independent agrees to acquire from another production company some or all rights to a film upon its completion. The Independent often finances production of the motion picture pursuant to financing arrangements with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Independent "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent is often paid a production fee and is granted a participation in the profits from distribution of the motion picture.

Both Majors and Independents often grant third-party participations in connection with the distribution and production of a motion picture. Participations are contractual rights of actors, directors, screenwriters, producers, owners of rights and other creative and financial contributors entitling them to share in revenues or profits (as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs, direct production costs (including overhead) and financing costs are recouped by the producer in full.

(3)  Motion Picture Distribution.

Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandising and soundtrack recordings.

Theatrical Distribution and Exhibition. Motion pictures are often exhibited first in theatres open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints; licensing of motion pictures to theatrical exhibitors; and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross." Box office gross represents the total amounts paid by patrons at motion picture theatres for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theatres during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Similarly, the ability to exhibit motion pictures in the most popular theatres in each area can affect theatrical revenues. Exhibition arrangements with theatre operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theatre's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theatre, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on the audience response to the film.

Home Video. The home video distribution business involves the promotion and sale of videocassettes and videodiscs to video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

Major feature films are usually scheduled for release in the home video market four to six months after theatrical release to capitalize on the recent theatrical advertising and publicity for the film. Promotion of new home video releases is generally undertaken during the nine to twelve weeks before the home video release date. Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or distributors at $50.00 to $60.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, could make competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, the Registrant's home video revenues.

Pay-per-view. Pay-per-view television allows cable television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay- per-view operator and the cable operator.

Pay Cable. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors.

Non-Theatrical Markets. In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals.

International Markets. The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

(4)  Motion Picture Acquisition.

In addition to its own production activities, the Registrant continually seeks to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to maximize the number of films it can distribute in the emerging new delivery systems. To be successful, the Registrant must locate and track the development and production of numerous independent feature films.

Types of Motion Pictures Acquired. The Registrant generally seeks to produce or acquire motion pictures of the action and action/adventure genres which will individually appeal to a targeted audience. The Registrant will be very selective in acquiring higher budget (over $10,000,000) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Registrant will acquire projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Registrant will attempt to acquire rights to motion pictures with a recognizable marquis "name" personality with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Registrant believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

Methods of Acquisition. The Registrant will typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the Registrant acquires distribution rights following completion of most or all of the production and post-production process. These films will generally be acquired after management of the Registrant has viewed the film to evaluate its commercial viability.

The "pre-buy" basis refers to films in which the Registrant will acquire distribution rights prior to completion of a substantial portion of production and post-production. Management's willingness to acquire films on a pre-buy basis is based upon factors generally including the track record and reputation of the picture's producer, the quality and commercial value of the screenplay, the "package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an offer to acquire rights in a film on a pre-buy basis, the Registrant may work with the producer to modify certain of these elements. Once the modifications are considered acceptable, the Registrant's obligation to accept delivery and make payment will be conditioned upon receipt of a finished film conforming to the script reviewed by the Registrant and other specifications considered important by the Registrant.

Sources of Distribution Rights. Typically, projects will be submitted directly to the Registrant for consideration. The Registrant will rely upon the personal contacts of its senior officers which have been generated through their prior business and personal dealings with Majors, other Independents, legal and accounting firms, business management firms, talent agencies, production lenders and personal managers who are actively involved in the production community.

Acquisition Process. If the Registrant locates a motion picture project which it believes satisfies its criteria, the Registrant may pay an advance or a guaranteed minimum payment conditioned upon delivery of a completed film ("minimum guarantee") against a share or participation in the revenue actually received by the Registrant from the exploitation of a film in each licensed media. The minimum guarantee is generally paid prior to the film's release. Typically, the Registrant will recoup the minimum guarantee and certain other amounts from the distribution revenues realized by the Registrant prior to paying any additional revenue participation to the production company.

Film Library. The Registrant's distribution rights, which may include either worldwide, foreign, or domestic rights, will generally range from an initial licensing cycle of seven to 21 years to perpetuity.

(5)  Feature Film Production.

The Registrant intends to produce one or more low-budget films each year. The Registrant generally intends to retain distribution rights for licensing to third parties internationally. The Registrant's films generally will be distributed by third parties domestically or are limited to international distribution. In unique circumstances, the Registrant may undertake limited domestic distribution or co-distribution activities.

The Registrant's feature film strategy generally will be to develop and produce feature films when the production budgets for the films are expected to be substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit the Registrant's financing risk or to obtain production loans, the Registrant often intends to purchase completion bonds to guarantee the completion of production.

ITEM 2.  PROPERTIES.

The Registrant maintains  executive offices at 10900 NE 8th
Street,  Suite 900, Bellevue, Washington, 98004.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

From June 27, 1997 to November 5, 1999, the Registrant's common stock was traded on the Over the Counter Bulletin Board. After the latter date, the shares have been traded in the National Quotation Bureau's Pink Sheets (symbol ECLE) and the range of closing bid prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                                     High       Low

Quarter Ended March 31, 1999                         0.48       0.25
Quarter Ended June 30, 1999 *                        0.37       0.25
Quarter Ended September 30, 1999*                    0.69       0.50
Quarter Ended December 31, 1999**                    1.00       0.19

*  The shares did not trade from May 1, 1999 through September 12, 1999.

** The shares only traded for 13 days in the fourth quarter.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1998

                                                     High       Low

Quarter Ended March 31, 1998                         0.75       0.50
Quarter Ended June 30, 1998                          1.31       0.64
Quarter Ended September 30, 1998                     1.50       0.38
Quarter Ended December 31, 1998                      0.81       0.37

In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of the Bulletin Board (that is, all listed companies must be reporting companies), and accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 19, 1999. The Registrant is anticipating that this Form 10-SB will clear all comments in the near future and thereafter be promptly relisted on the Bulletin Board.

(b)  Holders of Common Equity.

As of March 24, 2000, there were approximately 60 shareholders of record of the Registrant's common stock.

(c)  Dividends.

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

(d)  Equity Securities Sold Without Registration.

On January 1, 1999, the Registrant issued 24,125 (post reverse split) shares of its common stock to 4 non-affiliates for an aggregate consideration of $24,125.

On January 11, 1999,  the Registrant  issued  150,000
(post reverse split) shares of its common stock to 2 non-affiliates for an aggregate of $130,000, and issued 15,000 (post reverse split) shares of its common stock to a non-affiliate in consideration of $15,000 for legal services rendered.

On January 18, 1999, the Registrant issued 8,995
(post reverse split) shares of its common stock to a non-affiliate in consideration of $8,995 for legal services rendered.

On April 4, 1999, the Registrant issued 7,500 (post reverse split) shares of its common stock to 2 non-affiliates in consideration of legal services rendered.

On April 5, 1999, the Registrant issued 6,000,000 shares of its common stock to 10 non-affiliates for $60,000.

On April 6, 1999, the Registrant issued 40,000 shares of its common stock to a non-affiliate in consideration for legal services rendered.

On October 27, 1999, the Registrant issued  2,305,520
shares of restricted common stock to an affiliate in consideration of cancellation of a promissory note in the amount of $442,285.

No commissions or fees were paid in connection with these sales. All of the above sales, except for the last one, were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 504 under Regulation D as promulgated by the U.S. Securities and Exchange Commission, and all the offerings were made to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description (the last sale was made under Rule 506 of Regulation D).

ITEM 6.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

For the period from the Registrant's inception through December 31, 1999, there were no revenues and operating activities related primarily to establishing the management and operating infrastructure. The Registrant created the ability to acquire and license worldwide or sell distribution rights to independently produced feature films. The Registrant can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

The Registrant has a limited operating history.  The
Registrant must establish and maintain distribution on current rights to motion pictures, implement and successfully execute its business and marketing strategy, provide superior distribution of motion pictures, anticipate and respond to competitive developments and attract and retain qualified personnel. There is no assurance that the Registrant will be successful in addressing these needs.

Film costs represent a major component of the Registrant's assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs. The Registrant will amortize film costs using the individual film forecast method under which film costs are amortized for each film in the ratio that revenue earned in the current period for such film bears to management's estimate of the total revenue to be realized from all media and markets for such film. The Registrant currently has not generated revenues from such film costs, however, management believes that distribution will commence in the early part of the year 2000. Net income in future years is in part dependent upon the Registrant's amortization of its film costs and may be significantly affected by periodic adjustments in such amortization.

The Registrant typically acquires distribution rights in a motion picture for a specified term in one or more territories and media. In some circumstances, the Registrant also acquires the copyright to the motion picture. The arrangements the Registrant enters into to acquire rights may include the Registrant agreeing to pay an advance or minimum guarantee for the rights acquired and/or agreeing to advance print and advertising costs, obligations which are independent of the actual financial performance of the motion picture being distributed. The risks incurred by the Registrant dramatically increase to the extent the Registrant takes such actions.

The Registrant also incurs significant risk to the extent it engages in development or production activities itself. The Registrant may, in certain circumstances, reduce some of the foregoing risks by sub-licensing certain distribution rights in exchange for minimum guarantees from sub-licensees such as foreign sub-distributors. The investment by the Registrant in a motion picture includes the cost of acquisition of the distribution rights (including any advance or minimum guarantee paid to the producer), the amount of the production financed, and the marketing and distribution costs borne.

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The
Registrant expects general and administrative expenses to increase as it commences to promote and market its motion picture distribution rights.

Since inception, the Registrant has financed operations primarily through private placements of common stock. The Registrant has significant ongoing liquidity needs to support its existing business and continued growth. The Registrant may seek additional funding through public or private financing or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, the Registrant may be unable to develop or enhance its service offering, take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition.

Net cash used in operating activities for the year ended December 31, 1999 was approximately $113,000. The net cash used in operating activities can be substantially attributed to the net loss incurred to date. Net cash provided by financing activities was approximately $115,000 for the year ended December 31, 1999 resulting from the issuance of common stock through private placements.

Over the next 12 months the Registrant will continue to attend all major sales markets to sell its film products. The Registrant's existing capital will not be sufficient to meet the Registrant's cash needs, including costs of its registration and complying with its continuing reporting obligations under the Securities Act of 1934. Accordingly, additional capital will be required.

The Registrant will attempt to raise approximately $1.5 million in additional funds over the next 12 months through a private placement for production of its next feature film. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. The Registrant estimates that it has incurred minimal costs of less than $10,000 related to its Year 2000 initiative. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of customers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Plan of Operation "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 1999, and for the year ended December 31, 1998 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Officers and Directors.

The names, ages, and respective positions of the directors and officers of the Company are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

David Gideon Thomson, Chairman of the Board.

Mr. Gideon Thomson, age 62, is a British entertainment consultant, executive and producer. He has been semi-retired for the last five years. Prior to that, he held top management positions including Managing Director of Polytel (Polygram's film and TV division), Deputy Chairman of the Robert Stigwood Organization and Chairman of Charisma Records and Films. During his tenure at Polytel and Robert Stigwood, Mr. Gideon Thomson was involved with many award winning films and television programs, including such films as Saturday Night Fever and Grease; the stage production of Evita; McVicar;
and the acclaimed film, Too Far To Go for NBC New York. He was also the executive producer of the feature film
Quadrophenia. He has been an advisor to many US, UK and other
European film and TV production and distribution companies.

Franco Columbu, Chief Executive Officer/Director.

Dr. Columbu, age 58, oversees all film and television activities of the Registrant. Dr. Columbu's extensive career in bodybuilding and powerlifting has earned him every major title including the prestigious Mr. Olympia, Mr. World and Mr. Universe titles. His connections in the film industry are extensive, having appeared in film such as Pumping Iron, Stay Hungry, Conan the Barbarian, Running Man, and Terminator. He has produced two feature films, Beretta's Island and Doublecross, through his production company Franco Columbu Productions, Inc. He also has been featured in several national commercials and been a guest on numerous talk shows. In addition to his industry experience, Dr. Columbu maintains an active chiropractic practice and consults with private individuals on health concerns for over five years. From 1998 to the present, Mr. Columbu has also served as a Director of Westar.

Arthur Birzneck, President/Director.

Mr. Birzneck, age 31, has been with the Registrant since its inception and is responsible for overseeing all operating activities and the development of its domestic and international ventures. He is an executive producer of Westar's current feature film, The Process. Prior to Eclipse, Mr. Birzneck spent three years as president of Bask Entertainment Inc., a Vancouver, Canada based production company. He has participated financially in several film projects, most recently as an investor in Canadian-based HPP Production's Hero of the Planet. Mr. Birzneck also has been involved in promoting numerous Hip-Hop music groups. As a principal of MB Productions, his clients included Hip Hop artists Candy Man, Lighter Shade of Brown and the Rascalz. From 1998 to the present, Mr. Birzneck has also served as a Director of Westar

John G. Smith, Vice President Legal Affairs/Director.

Mr. Smith is a Cambridge, England-educated lawyer, who has practiced corporate and commercial law in Western Canada for more than 30 years, with a specialization in entertainment and communications law. He is a principal, co-owner, and corporate counsel of The Beacon Group of Companies that manages the production, marketing, distribution and financing of motion pictures, studio projects and entertainment software. He is a member of the Canadian Bar Association and the Law Society OF British Columbia; and was previously a governor of the Canadian Tax Foundation and a director of the BC Motion Picture Foundation, as well as a variety of performing arts organizations. From 1998 to the present, Mr. Smith has also served as a Director of Westar.

Brent Nelson, Director.

Mr. Nelson, age 38, has more than 15 years experience in corporate and project financing and serves on the boards of several companies in the United States and abroad: Palmworks, Inc., CybeRecord, Inc., Interactive Objects, Inc., International Digital Technology, Inc., Mobile PET Systems, Inc. and Polar Cargo Systems, Inc. He has participated financially in several film and music industry projects, including MB Productions and the Canadian Hip Hop label Masiv Music. Approximately 5 years ago, Mr. Nelson founded and became Managing Director of Northwest Capital Partners, L.L.C. a Bellevue, Washington based venture capital company. Northwest Capital is very active in both private and public financing on an international basis. Mr. Nelson also is executive producer of the Registrant's current feature film The Process. From 1998 to the present, Mr. Nelson has also served as a Director of Westar.

(b)  Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 1999, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (January 18, 2000). Such forms are now in the process of being prepared and filed.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) The current officers and directors have not received any compensation to date. They will not be remunerated until the Registrant turns profitable.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 24, 2000 (12,016,140 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

            Name and Address               Amount of
Title of    of Beneficial                  Beneficial      Percent of
Class           Owner                      Ownership (1)      Class

Common      Norwest Capital Partners, LLC  2,605,520         21.68%
Stock       10900 N.E. 8th Street
            Bellevue, WA  98004

Common
Stock       Arthur Birzneck                  424,500          3.53%
            16766 16th Avenue
            Surrey, British
            Columbia V4P 2P7

Common
Stock       Brent Nelson                     165,750          1.38%
            10900 N.E. 8th Street
            Bellevue, WA 98004

Common
Stock       Franco Columbu                    68,750          0.57%
            1732 South Sepulveda
            Boulevard, Los Angeles, CA
            90025

Common
Stock       David Gideon Thomson                0             0.00%
            1732 South Sepulveda Boulevard
            Los Angeles, CA 90025

Common
Stock       John G. Smith                       0             0.00%
            1185 West Georgia Street
            Suite 910
            Vancouver, British Columbia V6E
            4E6

Common
Stock       Shares of all directors and    3,264,520(2)      27.17%
            executive officers as a
            group (5 persons)

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) This figure also includes the 2,605,520 shares owned by Northwest Capital Partners, L.L.C. since Mr. Nelson is the managing director of this firm.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

There was a promissory note for $442,285 payable to Northwest Capital Partners, L.L.C., a shareholder of the Registrant controlled by Brent Nelson, a Director of the Registrant. The note was unsecured and payable on demand. In
October  1999 the Registrant issued 2,305,520 shares of Common
Stock pursuant to Rule 504 Regulation D of the Securities Act of
1933 in satisfaction of that note.

Northwest Capital Partners, L.L.C. has advanced the
Registrant the sum of $51,165. There are no specific repayment terms on this advance.

The Registrant entered into a marketing agreement with Westar Entertainment, Inc., on January 1, 1998 under which this firm is providing marketing for the Registrant's products both domestically and worldwide. At the time this agreement was entered, and to this date, Messrs. Columbu, Birzneck, and Nelson are directors of Westar Entertainment, Inc.; Mr. Smith became a director at a later time. Currently, Messrs. Birzneck and Columbu each own approximately 40% of the issued and outstanding shares of Westar Entertainment, Inc.; Messrs. Smith and Nelson each currently own approximately 10% of such shares.

Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)  Index to Financial Statements and Schedules              Page

Report of Independent Accountants                               22

Balance Sheet of the Registrant as of December 31, 1999         23

Statements of Operations for the year ended December 31, 1999
and the year ended December 31, 1998                            24

Statements of Shareholders' Equity for the year
ended December 31, 1999 and the year ended December 31, 1998    25

Statements of Cash Flows for the year ended
December 31, 1999 and the year ended December 31, 1998          26

Notes to Financial Statements                                   27

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits included or incorporated by reference herein: See
Exhibit Index

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Eclipse Entertainment Group, Inc.


Dated: April 10, 2000             By: /s/  Arthur Birzneck
                                  Arthur Birzneck, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                   Title                             Date

/s/ David Gideon Thomson    Chairman of the Board         April 10, 2000
David Gideon Thomson

/s/ Franco Columbu          Chief Executive Officer/      April 10, 2000
Franco Columbu              Director

/s/ Arthur Birzneck         President/Director            April 10, 2000
Arthur Birzneck

/s/ John G. Smith           Vice President Legal          April 10, 2000
John G. Smith               Affairs/Director

/s/ Brent Nelson            Director                      April 10, 2000
Brent Nelson

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Eclipse Entertainment Group, Inc.
Bellevue, Washington

We have audited the accompanying balance sheet of Eclipse Entertainment Group, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eclipse Entertainment Group, Inc. as of December 31, 1999, and the results of its activities and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ L.L. Bradford & Company
L.L. Bradford & Company
March 24, 2000
Las Vegas, Nevada

                   ECLIPSE ENTERTAINMENT GROUP, INC.
                            BALANCE SHEET
                         December 31, 1999

                              ASSETS

Cash                                          $    2,336

Film costs                                     1,109,895

Fixed assets, net                                    633

Other assets                                         685

Total assets                                 $ 1,113,549

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued
Liabilities                                  $    89,312

Due to related parties                           173,165

Total liabilities                                262,477

Stockholders' equity

Preferred stock - $.001 par value,
10,000,000 shares authorized, no shares
issued

Common stock - $.001 par value,
50,000,000 shares authorized,
12,016,140 shares issued and outstanding          12,016

Additional paid in capital                     1,320,131

Accumulated deficit                             (481,075)

Total stockholders' equity                       851,072

Total liabilities and stockholders'
Equity                                         1,113,549

The accompanying notes are an integral part of these financial statements

                 ECLIPSE ENTERTAINMENT GROUP, INC.
                     STATEMENTS OF OPERATIONS

                                       For the          For the
                                     Year Ended       Year Ended
                                 December 31, 1999   December 31, 1998

Revenues                         $               -   $               -

General and administrative
Expenses                                   142,227             268,786

Loss from operations                      (142,227)           (268,786)

Provision for income taxes                       -                   -

Net loss                         $        (142,227)   $       (268,786)

Basic and diluted loss per
common share                     $           (0.01)   $          (0.08)

Weighted average number of
Common shares used in per share
Calculation                      $      12,016,140    $      3,465,000

The accompanying notes are an integral part of these financial statements

                    ECLIPSE ENTERTAINMENT GROUP, INC.
                   STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Total
                  Common Stock        Additional Accumu   Stockholders
                    Number of         Paid-In    lated    Equity
                      Shares   Amount Capital    Deficit  Deficit

Balance at
January 1, 1998   3,250,000     3,250   404,063   (70,062)   337,251

Issuance of
common
stock $1.51
weighted average
price per share     215,000       215   325,407         -    325,622

Net loss                  -         -         -  (268,786)  (268,786)

Balance at
December 31, 1998 3,465,000     3,465   729,470  (338,848)   394,087

Issuance of
common
stock $0.02
weighted average
price
per share         6,205,620     6,206   109,219         -    115,425

Issuance of
common
stock for
past services
$1.04                40,000        40    41,462         -     41,502

Issuance of
common
stock in
satisfaction
of a $442,285
promissory
note              2,305,520     2,305   439,980         -    442,285

Net Loss                  -         -         -  (142,227)  (142,227)

Balance at
December
31, 1999         12,016,140    12,016 1,320,131 (481,075)    851,072

The accompanying notes are an integral part of these financial statement

                ECLIPSE ENTERTAINMENT GROUP, INC.
                    STATEMENTS OF CASH FLOWS

                                         For the           For the
                                        Year Ended        Year Ended
                                       December 31,      December 31,
                                           1999             1998

Cash flows from operating activities:
Net loss                               $  (142,227)      $  (268,786)

Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation                                   421               703

Services paid with common stock             41,502                 -

Changes in operating assets and
liabilities:

Increase in film costs                    (133,420)         (561,625)

Increase (decrease) in accounts
Payable and accrued liabilities             16,835            56,527

Increase in due to related
Parties                                    103,800           447,500

Net cash used by operating
Activities                                (113,089)         (325,681)

Cash flows from financing activities:

Proceeds from issuance of common
Stock                                      115,425           325,622

Net cash provided by financing
activities                                 115,425           325,622

Net increase (decrease) in cash              2,336               (59)

Beginning balance                                -                59

Ending balance                               2,336                 -

Noncash financing activities:

2,305,520 shares of common stock
issued in satisfaction
of promissory note                         442,285                 -

The accompanying notes are an integral part of these financial statements

                     ECLIPSE ENTERTAINMENT GROUP, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

1.  Organization and summary of significant accounting policies.

Organization - Eclipse Entertainment Group, Inc. (hereinafter referred to as the "Company") was incorporated in the state of Nevada in January 1997 to engage in the business of developing, producing and marketing films for worldwide distribution.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Film costs and amortization - Film costs represent costs incurred in the acquisition of distribution rights to motion pictures which include advances, minimum guarantees paid to producers, recoupable distribution and production costs, legal expenses, interest and overhead costs. These costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 53 (SFAS 53). Film costs are amortized using the individual film forecast method whereby expense is recognized in proportion to current year revenues based upon management's estimate of future revenues. Film costs are valued at the lower of unamortized cost or estimated net realizable value. Revenue and cost forecasts for films are regularly reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an overall loss, additional amortization will be provided to fully recognize such loss.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Loss per share - Primary and fully-diluted loss per share is based on the weighted-average number of outstanding common shares during the applicable period.

Comprehensive income - The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed accordingly. No advertising costs were incurred for the years ended December 31, 1999 and 1998.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment of long-lived assets to be disposed - The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

2.  Film costs.

Film costs totaling $1,109,895 at December 31, 1999 consist of completed but not released films. As of December 31, 1999 and 1998, amortization expenses have not been recorded since revenues have been not recognized for these periods. Management believes that these capitalized film costs will provide future revenue benefits. Accordingly, these costs will be amortized in the related periods when such revenues are generated in accordance with SFAS 53 as discussed in Note 1.

3.  Fixed assets.

Fixed assets consist primarily of office equipment with a historical cost of $2,196 and accumulated depreciation of $1,564 at December 31, 1999.

4.  Related party transactions.

Due to related parties at December 31, 1999 consist of the following:

Advances payable to an entity controlled by
an officer and shareholder of the Company represent
advances, unsecured, bearing no interest, and due on
demand                                                     $ 51,165

Promissory note payable to a shareholder, unsecured, bearing interest at 8%, and due on demand 115,000

Total due to related parties                               $173,165

5.  Common stock.

On April 5, 1999, the Company's Board of Directors adopted a resolution whereby it approved a 1 for 4 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1-for-4 reverse stock split as if such reverse stock split occurred as of the Company's date of inception.

6.  Income taxes.

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

7.  Fair value of financial instruments.

The carrying amounts of cash, accounts payable, accrued liabilities, and due to related parties approximate fair value because of the short-term maturity of these instruments.

8.  Common stock.

In October 1999, the Company issued 125,000 shares of common stock in error to an unrelated company. The Company has since placed a stop on the 125,000 shares issued. Accordingly, the 12,016,140 shares of common stock issued and outstanding as of December 31, 1999 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.

See accompanying Report of Independent Certified Public Accountant

                             EXHIBIT INDEX

Exhibit
  No.                               Description

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 2a to the Registration Statement on Form 10-SB/A filed on December 28, 1999).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 2b to the Registration Statement on Form 10-SB/A filed on December 28, 1999)

10   Distribution Agreement between the Registrant and Westar
     Entertainment, Inc., dated January 1, 1998 (see below).

27   Financial Data Schedule (see below).