Form 10QSB
period 2000-03-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-05-22
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH  31, 2000

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

Transitional Small Business Disclosure Format (check one): Yes
No    X   .

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF MARCH 31, 2000                        3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND MARCH 31, 1999                         4

         STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND MARCH 31, 1999                         5

         NOTES TO FINANCIAL STATEMENTS                             6

ITEM 2.  PLAN OF OPERATION                                         7

PART II

ITEM 1.  LEGAL PROCEEDINGS                                        10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                      11

ITEM 5.  OTHER INFORMATION                                        11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         11

SIGNATURE                                                         11

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                 ECLIPSE ENTERTAINMENT GROUP, INC.
                    BALANCE SHEET (Unaudited)
                         March 31, 2000

                             ASSETS

Cash                                                $  183,973
Note receivable                                        266,000
Film costs                                           1,109,895
Property and equipment, net                                582
Other assets                                               685

Total assets                                        $1,561,135

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses               $   83,119
Due to related party                                   437,004
Stock subscriptions payable                            210,000
Total liabilities                                      730,123

Stockholders' equity
Preferred stock, $.001 par value;
10 million shares authorized;
no shares issued                                             -

Common stock, $.001 par value;
50 million shares authorized;
12,016,140 shares issued and outstanding                12,016
Additional paid-in capital                           1,320,131
Accumulated deficit                                   (501,135)

Total stockholders' equity                             831,012

Total liabilities and stockholders' equity          $1,561,135

See Accompanying Notes to Financial Statement

                    ECLIPSE ENTERTAINMENT GROUP, INC.
                  STATEMENTS OF OPERATIONS (Unaudited)

                                     For the Three     For the Three
                                      Months Ended      Months Ended
                                     March 31, 2000    March 31, 1999

Revenues                             $            -    $           -

General and administrative expenses          20,061           66,750

Loss before provision for income
Taxes                                       (20,061)         (66,750)

Provision for income taxes                        -                -

Net loss                            $       (20,061)  $      (66,750)

Basic and fully diluted loss per
common share                                   (nil)            (nil)

Weighted average number of common
shares used in per share calculation     12,016,140        9,710,620

See Accompanying Notes to Financial Statement

                   ECLIPSE ENTERTAINMENT GROUP, INC.
                 STATEMENTS OF CASH FLOWS (Unaudited)


                                       For the Three     For the Three
                                        Months Ended      Months Ended
                                       March 31, 2000    March 31, 1999

Cash flows from financing activities:
Net income                             $    (20,061      $    (66,750)
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation                                     51                51
Services paid with common stock                   -            41,502
Changes in operating assets and
liabilities:
Increase in film costs                            -           (97,101)
Decrease in accounts payable and
accrued expenses                             (6,193)          (26,758)
Increase in due to related party            263,840            37,840

Net cash provided (used)
by operating activities                     237,637          (111,216)

Cash flows from investing activities:
Proceeds from issuance of note
Receivable                                 (266,000)                -

Net cash used by investing
Activities                                 (266,000)                -

Cash flows from financing activities:
Proceeds from stock subscriptions
Payable                                     210,000                 -
Proceeds from common stocks issued                -           115,425

Net cash provided by financing
Activities                                  210,000           115,425

Net change in cash                          181,637             4,209

Cash-beginning balance                        2,336                 -

Cash-ending balance                         183,973             4,209

See Accompanying Notes to Financial Statement

                  ECLIPSE ENTERTAINMENT GROUP, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 1999 financial statements of Eclipse Entertainment Group, Inc. ("Registrant") included in the Form 10-KSB filed with the SEC by the Registrant.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2000 consist of the following:

Advances payable to an entity controlled by an
officer and shareholder of the Registrant
represent advances, unsecured, bearing no
interest, and due on demand                               $323,504

Promissory note payable to a shareholder, unsecured,
bearing interest at 8%, and due on demand                  113,500

Total due to related parties                              $437,004

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Resigtrant and notes thereto contained elsewhere in this report.

Twelve Month Plan of Operation.

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

The Registrant has entered into a distribution agreement with Westar Entertainment, Inc. on January 1, 1998 pursuant to which this firm markets the Registrant's products both domestically and worldwide (see Exhibit 10.1 to this Form 10-QSB). Under this agreement, the Registrant and Westar Entertainment, Inc. will share distribution revenues on a 50-50 basis. Working with Westar Entertainment, Inc., the Registrant is working toward establishing a strong network of domestic and foreign buyers and will produce and/or acquire motion pictures that meet their needs in terms of content and cost. The Registrant intends to develop its portfolio to respond quickly and effectively to market needs, and has attended and will continue to attend the major film markets in order to stay in touch with the dictates of the domestic and international markets. The major markets include the AFM (American Film Market) in Santa Monica, California, the Cannes Film Market (Marche du Film de Cannes) in Cannes, France, and MIFED ("E.P. Fiera Internazionale Di Milano") in Milan, Italy.

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

For the period from the  Registrant's  inception  through  March
31,  2000, there  were  no  revenues  and  operating   activities
related   primarily  to establishing  the management and
operating infrastructure. The Registrant created the ability to acquire and license worldwide or sell distribution rights to independently produced feature films. The Registrant can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

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

Over the next 12 months the Registrant will continue to attend all major sales markets to sell its film products. The Registrant's existing capital will not be sufficient to meet the Registrant's cash needs, including costs of its registration and complying with its continuing reporting obligations under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

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

Capital Expenditures.

No material capital expenditures were made during the quarter ended on March 31, 2000.

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

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No Reports on Form 8-K were filed during the three month period covered this Form 10-QSB.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Eclipse Entertainment Group, Inc.



Dated: May 22, 2000                 By: /s/ Arthur Birzneck
                                    Arthur Birzneck, President

                           EXHIBIT INDEX

Number                                   Description

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 2a to the Registration Statement on Form 10-SB/A filed on December 28, 1999).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 2b to the Registration Statement on Form 10-SB/A filed on December 28, 1999)

10     Distribution Agreement between the Registrant and Westar
       Entertainment, Inc., dated January 1, 1998 (incorporated by reference to Exhibit 10 of the Form 10-KSB filed on April 11,
       2000).

27     Financial Data Schedule (see below).