Form 10QSB/A
period 2000-03-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-07-12
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           FORM 10-QSB/A

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

ITEN 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                  11

ITEM 5.  OTHER INFORMATION                                    11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     11

SIGNATURE                                                     11

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                ECLIPSE ENTERTAINMENT GROUP, INC.
                          BALANCE SHEET
                          (Unaudited)
                         March 31, 2000

                             ASSETS

Cash                                              $   183,973
Note receivable                                       266,000
Film costs                                          1,109,895
Property and equipment, net                               582
Other assets                                              685

Total assets                                      $ 1,561,135

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses             $    83,119
Due to related party                                  437,004
Total liabilities                                     520,123

Stockholders' equityPreferred stock, $.001 par value; 10 million
shares authorized;    no shares issued                      -

Common stock, $.001 par value; 50 million
shares authorized;
12,016,140 shares issued and outstanding               12,016
Stock subscriptions payable                           210,000
Additional paid-in capital                          1,364,360
Accumulated deficit                                  (545,364)

Total stockholders' equity                          1,041,012

Total liabilities and stockholders' equity        $ 1,561,135

See Accompanying Notes to Financial Statements

                 ECLIPSE ENTERTAINMENT GROUP, INC.
                    STATEMENTS OF OPERATIONS
                         (Unaudited)

                                   For the Three      For the Three
                                   Months Ended       Months Ended
                                  March 31, 2000     March 31, 1999

Revenues                          $           --     $           --

General and administrative
Expenses                                  20,061             66,750

Loss before provision for
income taxes                             (20,061)           (66,750)

Provision for income taxes                    --                 --

Net loss                                 (20,061)           (66,750)

Basic and fully diluted loss per
common share                                (nil)              (nil)

Weighted average number of common
shares used in per share calculation   12,016,140          9,710,620

See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       For the Three       For the Three
                                       Months Ended        Months Ended
                                       March 31, 2000      March 31, 1999

Cash flows from financing activities:
Net income                             $      (20,061)     $     (66,750)
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation                                       5                  51
Services paid with common stock                   --              41,502
Changes in operating assets and
liabilities:
Increase in film costs                            --             (97,101)
Decrease in accounts payable and
accrued expenses                               (6,193)           (26,758)
Increase in due to related party              263,840             37,840

Net cash provided (used) by
perating activities                           237,637            (111,216)

Cash flows from investing activities:
Proceeds from issuance of note
Receivable                                   (266,000)                 --

Net cash used by investing activities        (266,000)                 --

Cash flows from financing activities:
Proceeds from stock subscriptions
Payable                                       210,000                  --
Proceeds from common stocks issued                 --             115,425

Net cash provided by financing activities     210,000             115,425

Net change in cash                            181,637               4,209

Cash-beginning balance                          2,336                  --

Cash-ending balance                     $     183,973        $      4,209

See Accompanying Notes to Financial Statements


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

Twelve Month Plan of Operation.

The business objectives of the Company, as developed by its Board of Directors, are strongly focused on the production and acquisition of action oriented feature films with strong domestic and universal appeal that have been developed and/or produced within well managed low to medium budgets. The Company intends to develop a well integrated portfolio of these feature films by producing or co-producing one or two action feature films each year and by acquiring the rights to other similar films which are available at attractive prices.

The Company has entered into a distribution agreement with Westar Entertainment, Inc. ("Westar") on January 1, 1998 pursuant to which this firm markets the Company's products both domestically and worldwide (see Exhibit 10.1 to this Form 10-QSB) (thus, the Company will be obligated to distribute its films exclusively through this company). Under this agreement, the Company and Westar Entertainment, Inc. will share gross receipts on a 50-50 basis. Under this agreement, Westar has complete authority to distribute the Company's films. Any and all distribution expense incurred by Westar are to be reimbursed to Westar by the Company. The initial term of this agreement is five years; it is to continue for successive one year periods thereafter, unless cancelled by either party on sixty days prior written notice.

Working with Westar, the Company is working toward establishing a strong network of domestic and foreign buyers and will produce and/or acquire motion pictures that meet their needs in terms of content and cost. The Company intends to develop its portfolio to respond quickly and effectively to market needs, and has attended and will continue to attend the major film markets in order to stay in touch with the dictates of the domestic and international markets. The major markets include the American Film Market ("AFM") in Santa Monica, California, the Cannes Film Market (Marche du Film de Cannes) in Cannes, France, and MIFED ("E.P. Fiera Internazionale Di Milano") in Milan, Italy.

The AFM is an annual one week event which takes place in Santa Monica, California in late February. Distributors of pictures and buyers of rights to exhibit pictures from around the world meet to make deals. Westar rents a suite each year at the Loews Hotel which is the focal site of the market where there are eight floors of exhibitor suites. Buyers come to the suite to negotiate purchases of rights for territories. Distributors and buyers are registered attendees at the Market. There are scheduled screenings of pictures at local movie theaters. The annual Market is organized by the American Film Marketing Association. Associated with the Market are film finance conferences and location exhibitions.

MIFED is an annual five day film Market that takes place in Milan, Italy at the beginning of October. The venue is the Fiera di Milano (Milan Convention Center) and operates under the same aforementioned system as the American Film Market except that films are viewed in screening rooms and theatres located within the Fiera di Milano itself. Buyers and Distributors do not have to leave the convention center.

The Company has acquired the worldwide distribution rights to the action/adventure films Beretta's Island and Double Cross through a distribution agreement dated September 2, 1997, with Franco Columbu, an officer and director of the Company (this agreement also covered another film to be called Assault of the Lost Goddess, which was not produced) (see Exhibit 10.2 to this Form 10-QSB). The Company paid the sum of $75,000 for the rights to Beretta's Island and $150,000 for the rights to Double Cross; the gross receipts from the distribution from each film are to be shared equally. Under the terms of this agreement, the Company has a right of first refusal for a term of five years to meet any bona fide offer to produce, finance, or develop any film project which Mr. Columbu is developing as a producer. Also, the Company has the right to use Mr. Columbu's name and likeness in connection with the distribution of these films.

In addition, the Company has entered into a distribution agreement dated January 30, 1997 with Pinoy Productions, Inc. covering the martial arts film The Process (Arthur Birzneck, an officer and director of the Company, is also President of that company) (see Exhibit 10.3 to this Form 10-QSB). The Company paid the sum of $100,000 for the rights to The Process; the gross receipts are to be shared as follows: (a) on gross receipts to $250,000 U.S.: 100% to the Company; (b) on gross receipts between $250,000 U./S. and $1,000,000 U.S.: 75% to the Company and 25% to
the licensor; (c) on gross receipts between $1,000,000 U.S. and $2,500,000 U.S.: 80% to the Company and 20% to the licensor; and
(d) on gross receipts above $2,500,000 U.S.: 85% to the Company and 15% to the licensor. Under this agreement, which has an initial term of fifty years, the Company has the right to deduct from gross receipts all reasonable expenses incurred in the distribution of these films. This distribution agreement is exclusive to the Company and has no limitation on the territory.

Beretta's Island stars Franco Columbu (MR. OLYMPIA) and Ken Kercheval with a special appearance by Arnold Schwartzenegger. Double Cross stars Franco Columbu, William Smith (Conan), Frank Stallone and Barbara Niven. The Process stars and is directed by Ernie Reyes, Jr. (Red Sonja, Ninja Turtles I & II), Cori Nemec (Drop Zone) and Ernie Reyes, Sr. (Surf Ninjas). Under the agreement with Westar, the rights obtained by the Company to these three films have been assigned to Westar for distribution.

To date, Westar has, in the ordinary course of business, entered into distribution agreements covering the films noted above.
Even though Westar anticipates that such distributions will result in gross receipts being generated during the current calendar year, such receipts, under the Westar agreement, must first be applied to expenses incurred by Westar with respect to trailers, art work, promotional materials, delivery materials, advertising, and any and all other expenses incurred for the sales, marketing and distribution of these films. Therefore, the Company may not realize any revenue from these distributions.

Although the Company is, at the moment, focused on the production, co-production and acquisition of low to medium budget action films, it is also within its mandate to branch out into similar genres of television programming as well as documentaries and docudramas within budgetary constraints. Longer-range projects include the acquisition of a movie studio project in Sardinia, Italy, the formation or acquisition of a domestic video label, and acquisition of a music division. However, such projects are only possibilities and may not be realized. The Company does not currently have any agreements, commitments, or understandings to make any acquisitions.

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

Risk Factors Connected with Plan of Operation.

(a)  Only Limited Prior Operations.

The Registrant has only limited operations and is subject to all the risks inherent in the creation of a new business. Since the Registrant's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

(b)  Need for Additional Financing May Affect Operations.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $1.5 million in additional funds over the next 12 months through a private placement for production of its next feature film. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

Over the next 12 months the Registrant will continue to attend all major sales markets to sell its film products. The Registrant's existing capital will not be sufficient to meet the Registrant's cash needs, including costs of its registration and complying with its continuing reporting obligations under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

Since inception, the Registrant has financed operations primarily through private placements of common stock. The Registrant has significant ongoing liquidity needs to support its existing business and continued growth. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, the Registrant may be unable to develop or enhance its service offering, take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  Risks in Connection with Distribution of Films.

The Registrant typically acquires distribution rights in a motion
picture for a specified  term  in  one  or  more   territories
and media. In some circumstances, the Registrant also acquires the copyright to the motion picture. The arrangements the Registrant enters into to acquire rights may include the Registrant agreeing to pay an advance or minimum guarantee for the rights acquired and/or agreeing to advance print and advertising costs, obligations which are independent of the actual financial performance of the motion picture being distributed. The risks incurred by the Registrant increase to the extent the Registrant takes such actions.

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

(d)  Substantial Competition.

The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the motion picture industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attractive products. There are a number of larger companies which will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(e)  Other External Factors May Affect Viability of Registrant.

The motion picture industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' discretionary spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(f)  Control of the Registrant by Officers and Directors
Over Affairs of the Registrant.

The Registrant's officers and directors beneficially own approximately 27% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(g)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(h) Conflicts of Interest May Affect Independence of Officers and Directors.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(i)  Limitations on Liability, and Indemnification, of
Directors and Officers May Result in Expenditures by the
Registrant.

The Registrant's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The By-Laws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(j)  Absence of Cash Dividends.

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(k)  No Cumulative Voting.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(l) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

Since June 27, 1997, there has been only a limited
public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the National Quotation Bureau's Pink Sheets; the Registrant intends to reapply for relisting on the Over the Counter Bulletin Board after clearing comments on this registration statement. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining
the penny stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(m)  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(n)  Uncertainty Due to Year 2000 Problem.

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

(o)  Forward-Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

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

                                   Eclipse Entertainment Group, Inc.



Dated: July 10, 2000               By: /s/ Arthur Birzneck
                                   Arthur Birzneck, President


                                       EXHIBIT INDEX

Number                          Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on June 27, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on June 27, 2000).

10.1   Distribution Agreement between the Company and Westar
       Entertainment, Inc., dated January 1, 1998 (incorporated by reference to Exhibit 10 of the Form 10-KSB filed on April 11,
       2000).

10.2   Agreement between the Company and Franco Columbu, dated
       September 2, 1997 (incorporated by reference to Exhibit 10.2 of the Form 10-SB/A filed on June 27, 2000).

10.3   Distribution Agreement between the Company and Pinoy
       Productions, Inc., dated January 30, 1997 (incorporated by reference to Exhibit 10.3 of the Form 10-SB/A filed on June 27,
       2000).

27     Financial Data Schedule (see below).