Form 10KSB/A
period 1999-12-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-07-13
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________
TO
______________

                 COMMISSION FILE NUMBER: 000-28219

                ECLIPSE ENTERTAINMENT GROUP, INC.
     (Exact name of registrant as specified in its charter)

           Nevada                                          91-1766849
(State or jurisdiction of  incorporation               (I.R.S.Employer
           or organization)                            Identification No.)



   10990 N.E. 8th Street, Suite 900, Bellevue, Washington           98004
       (Address of principal executive offices)                  (Zip Code)

               Registrant's telephone number:  (425) 990-5969

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

PART I                                                                PAGE

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

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development.

Eclipse Entertainment Group, Inc. ("Registrant") was incorporated on January 27, 1997 in the State of Nevada with the objective of satisfying a worldwide demand for quality, American entertainment that is developed under carefully managed budgets. Registrant will work to establish a network of foreign and domestic buyers to produce or acquire programming that directly meets their needs in terms of content and cost. The Registrant currently has no employees, other than the officers and directors, but anticipates adding several employees over the next twelve months. Therefore, the business activities of the Registrant are handled by the officers and directors at this time.

(b)  Business of the Registrant.

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

The Registrant has entered into a distribution agreement with Westar Entertainment, Inc. ("Westar") on January 1,
1998 pursuant to which this firm markets the Registrant's products both domestically and worldwide (see Exhibit
10.1 to this Form 10-KSB) (thus, the Registrant will be obligated to distribute its films exclusively through this company). Under this agreement, the Registrant and Westar Entertainment, Inc. will share gross receipts on a 50-
50 basis. Under this agreement, Westar has complete authority to distribute the Registrant's films. Any and all distribution expense incurred by Westar are to be reimbursed to Westar by the Registrant. The initial term of this agreement is five years; it is to continue for successive one year periods thereafter, unless cancelled by either party on sixty days prior written notice.

Working with Westar, the Registrant is working toward establishing a strong network of domestic and foreign buyers and will produce and/or acquire motion pictures that meet their needs in terms of content and cost. The Registrant intends to develop its portfolio to respond quickly and effectively to market needs, and has attended and will continue to attend the major film markets in order to stay in touch with the dictates of the domestic and international markets. The major markets include the American Film Market ("AFM") in Santa Monica, California, the Cannes Film Market (Marche du Film de Cannes) in Cannes, France, and MIFED ("E.P. Fiera Internazionale Di Milano") in Milan, Italy.

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

The Registrant has acquired the worldwide distribution rights to the action/adventure films Beretta's Island and Double Cross through a distribution agreement dated September 2, 1997, with Franco Columbu, an officer and director of the Registrant
(this agreement also covered another film to be called Assault of the Lost Goddess, which was not produced) (see Exhibit 10.2 to this Form 10-KSB). The Registrant paid the sum of $75,000 for the rights to Beretta's Island and $150,000 for the rights to Double Cross; the gross receipts from the distribution from each film are to be shared equally. Under the terms of this agreement, the Registrant has a right of first refusal for a term of five years to meet any bona fide offer to produce, finance, or develop any film project which Mr. Columbu is developing as a producer. Also, the Registrant has the right to use Mr. Columbu's name and likeness in connection with the distribution of these films.

In addition, the Registrant has entered into a distribution agreement dated January 30, 1997 with Pinoy Productions, Inc. covering the martial arts film The Process (Arthur Birzneck, an officer and director of the Registrant, is also President of that company)
(see Exhibit 10.3 to this Form 10-KSB). The Registrant paid the sum of $100,000 for the rights to The Process; the gross receipts are to be shared as follows: (a) on gross receipts to $250,000 U.S.: 100% to the Registrant; (b) on gross receipts between $250,000 U./S. and $1,000,000 U.S.: 75% to the Registrant and 25% to the licensor;
(c) on gross receipts between $1,000,000 U.S. and $2,500,000 U.S.:
80% to the Registrant and 20% to the licensor; and (d) on gross receipts above $2,500,000 U.S.: 85% to the Registrant and 15% to the licensor. Under this agreement, which has an initial term of fifty years, the Registrant has the right to deduct from gross receipts all reasonable expenses incurred in the distribution of these films.
This distribution agreement is exclusive to the Registrant and has no limitation on the territory.

Beretta's Island stars Franco Columbu (MR. OLYMPIA) and Ken
Kercheval with a special appearance by Arnold Schwartzenegger. Double Cross stars Franco Columbu, William Smith (Conan), Frank Stallone and Barbara Niven. The Process stars and is directed by Ernie Reyes, Jr.
(Red Sonja, Ninja Turtles I & II), Cori Nemec (Drop Zone) and
Ernie Reyes, Sr. (Surf Ninjas). Under the agreement with Westar, the rights obtained by the Registrant to these three films have been assigned to Westar for distribution.

To date, Westar has, in the ordinary course of business, entered into distribution agreements covering the films noted above, as follows:
Title                  Rights         Territory          Licensee

Beretta's Isl.         TH,V,TV        Baltics            Taiments
Beretta's Isl.         V              Benelux            TRS
Beretta's Isl.         HV, TV         Brazil             Mystic Ent.
Beretta's Isl.         ALL            Bulgaria           Tandem Video
Beretta's Isl.         V              China              NATV
Beretta's Isl.         ALL            C.I.S.             Paradise/MGN
Beretta's Isl.         V              Germany            VCL
Beretta's Isl.         TH,V,TV        Greece             CineNet
Beretta's Isl.         TV             Indonesia          Indo-American
Beretta's Isl.         TH,V,TV        Japan              Shochiku Co.
Beretta's Isl.         TV             Korea              William Cooke
Beretta's Isl.         V              Korea              William Cooke
Beretta's Isl.         TH,V,TV        Malaysia           Award Gallery
Beretta's Isl.         V/TV           Middle east        HABIB
Beretta's Isl.         TH, H          Pakistan           Kamal
Beretta's Isl.         TH,V           Panama             King Trading
Beretta's Isl.         All            Spain              Sogedesa/Filmax
Beretta's Isl.         V/TV           Taiwan             Mystic Ent.
Beretta's Isl.         ALL            Taiwan             Ta Lai
Beretta's Isl.         V              Thailand           New World/Star
Beretta's Isl.         TV             Turkey             Piano
Beretta's Isl.         V,TV           Turkey             Saran
Beretta's Isl.         V              U.A.E.             Music Box
Double Cross           TH,V,TV        Baltics            Taiments
Double Cross           V              China              NATV
Double Cross           ALL            C.I.S.             Paradise/MGN
Double Cross           TH,V,TV        Greece             CineNet
Double Cross           V              Korea              TTL Korea
Double Cross           TH,V,TV        Malaysia           Award Gallery
Double Cross           TV             Mexico             Romari
Double Cross           V,TV           Middle east        HABIB
Double Cross           TH,H           Pakistan           Kamal
Double Cross           TH,V           Panama             King Trading
Double Cross           ALL            Taiwan             Ta Lai
Double Cross           TH,V,TV        Turkey             Piano
Double Cross           V              U.A.E.             Music Box
Double Cross           All            Spain              Sogedesa/Filmax
Double Cross           V              Thailand           Crystal Disc
Process                ALL            Baltics            Taiments
Process                V              Brazil             Penta Video
Process                V,TV           Brazil             Preview
Process                V              China              NATV
Process                ALL            C.I.S.             Paradise/MGN
Process                ALL            C.I.S.             Arpenium
Process                V, TV          Czech/Slovak       Indigo Film
Process                V              France             La Petite Reine
Process                TH,V,TV        Greece             CineNet
Process                All            Indonesia          PT Menara
Process                V,TV           Korea              CineTank
Process                All            Malaysia           Award Gallery
Process                FTV            Mexico             Romari
Process                V/TV           Middle east        HABIB
Process                TH, H          Pakistan           Kamal
Process                TH, V          Panama             King Trading
Process                TH,V,TV        Singapore          CineStar
Process                TH/V/TV        Taiwan             Kings
Process                ALL            Thailand           New World/Star
Process                TH,V,TV        Turkey             Piano
Process                V              U.A.E.             Music Box
Process                All            U.S.               Mercury
Process                V              Vietnam            New World/Star
Process                All            Spain              Sogedesa/Filmax

V = Home Video
TV = Free TV/Pay TV
TH = Theatrical
DVD = Digital Video Disc
H = Hotel

Even though the Westar anticipates that such distributions will result in gross receipts being generated during the current calendar year, such receipts, under the Westar agreement, must first be applied to expenses incurred by Westar with respect to trailers, art work, promotional materials, delivery materials, advertising, and any and all other expenses incurred for the sales, marketing and distribution of these films. Therefore, the Registrant may not realize any revenue from these distributions.

Although the Registrant is, at the moment, focused on the production, co-production and acquisition of low to medium budget action films, it is also within its mandate to branch out into similar genres of television programming as well as documentaries and docudramas within budgetary constraints. Longer-range projects include the acquisition of a movie studio project in Sardinia, Italy, the formation or acquisition of a domestic video label, and acquisition of a music division. However, such projects are only possibilities and may not be realized.
The Registrant does not currently have any agreements, commitments, or understandings to make any acquisitions.

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

The Majors (and mini-Majors) include Universal Pictures, Warner
Bros. Pictures, Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation, Paramount Pictures Corporation, Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph
Releasing) and The Walt Disney Company (Buena Vista Pictures,
Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), The Samuel Goldwyn Company (a division of Metro-Goldwyn-Mayer), October Films (a division of Universal), New Line (a division of Time Warner) and its Fine Line distribution label, and Republic Pictures (a division of Viacom).

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

Theatrical Distribution and Exhibition. Motion pictures are often exhibited first in theatres open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints; licensing of motion pictures to theatrical exhibitors; and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross." Box office gross represents the total amounts paid by patrons at motion picture theatres for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theatres during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Similarly, the ability to exhibit motion pictures in the most popular theatres in each area can affect theatrical revenues. Exhibition arrangements with theatre operators for the first run of a film generally provide for the exhibitor to pay an amount of ticket sales in excess of fixed amounts relating to the theatre's costs of operation and overhead, or a minimum percentage of ticket sales, decreasing each subsequent week to the final weeks of the engagement. The length of an engagement depends principally on the audience response to the film.

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

Major feature films are usually scheduled for release in the home video market four to six months after theatrical release to capitalize on the recent theatrical advertising and publicity for the film. Promotion of new home video releases is generally undertaken during the nine to twelve weeks before the home video release date. Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or distributors and are rented by consumers (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, will make competing delivery systems economically viable and will significantly impact the home video market generally and, as a consequence, the Registrant's home video revenues.

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

(5)  Feature Film Production.

The Registrant intends to produce one or more low-budget films each year. The Registrant has contracted with Westar to be the worldwide distributor of its films. The Registrant intends to retain distribution rights for licensing to third parties internationally through Westar. In unique circumstances, the Registrant may undertake limited domestic distribution or co-distribution activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Information.

From June 27, 1997 to November 5, 1999, the Registrant's common stock was traded on the Over the Counter Bulletin Board. After the latter date, the shares have been traded in the National Quotation Bureau's Pink Sheets (symbol "ECLE") and the range of closing bid prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

*The shares did not trade from May 1, 1999 through September 12, 1999.

**The shares only traded for 13 days in the fourth quarter.

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

Equity Securities Sold Without Registration.

On April 11, 1997, the Registrant sold 2,000,000 (post reverse split) shares to the 15 founding shareholders of the Registrant for $0.01 per share (post reverse split), resulting in total proceeds of $20,000.

On May 28, 1997, the Registrant sold 1,000,000 (post reverse split) shares to 39 individual for $0.10 per share, (post reverse split) resulting in total proceeds of $100,000. The shares did not commence trading on the Bulletin Board until June 27, 1997.

Between November 19, 1998 and December 31, 1998, the
Registrant sold 215,000 (post reverse split) shares to 2 individuals for $1.51 per share (post reverse split), resulting in total proceeds of $325,407. This per share price was above the highest public trading price of $0.87 during this period.

On January 1, 1999, the Registrant sold 24,125 (post reverse split) shares of its common stock to 4 non-affiliates for $0.79 per share (post reverse split), resulting in total proceeds of $19,000. The public trading price for the shares on this date was $0.37.

On January 11, 1999,  the Registrant  sold 150,000
(post reverse split) shares of its common stock to 2 non-affiliates for $0.24 per share (post reverse split), for a total consideration of $36,425, and issued 15,000 (post reverse split) shares of its common stock to a non-affiliate in consideration of legal services rendered. The public trading price of the shares on this date was $0.40.

On January 18, 1999,  the Registrant  issued  8,995
(post reverse split) shares of its common stock to a non-affiliate in consideration of legal services rendered. The public trading price of the shares on the last trading date prior to this date was $0.50.

On April 4, 1999, the Registrant issued 7,500 (post reverse split) shares of its common stock to 2 non-affiliates in consideration of legal services rendered. The public trading price of the shares on the last trading date before this date was $0.44.

On April 5, 1999, the Registrant sold 6,000,000 (post reverse split) shares of its common stock to 10 non-affiliates for $0.01 per share (post reverse split), for a total consideration of $60,000. This sale was done to being needed capital into the Registrant, and the pricing of the shares was done with a view to attracting this capital. The public trading price of the shares on this date was $0.37.

On April 6, 1999,  the Registrant issued 40,000 shares
of its common stock to a non-affiliate in consideration for legal
services rendered.   The public trading price of the shares on
this date was $0.25.

On October 27, 1999, the Registrant issued  2,305,520
shares of restricted common stock to an affiliate in consideration of cancellation of a promissory note in the amount of $442,285. The public trading price of the share on the nearest trading date was $0.25.

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

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained hereafter in this Form 10-KSB. Also, please refer to the subsequent section entitled Risk Factors Connected with Plan of Operation.

For the period from the Registrant's inception through December 31, 1999, there have been no revenues and operating activities related primarily to establishing the management and operating infrastructure. The Registrant created the ability to acquire and license worldwide or sell distribution rights to independently produced feature films. The Registrant can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

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

Film costs represent a major component of the Registrant's assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs. The Registrant will amortize film costs using the individual film forecast method under which film costs are amortized for each film in the ratio that revenue earned in the current period for such film bears to management's estimate of the total revenue to be realized from all media and markets for such film. The Registrant currently has not generated revenues from such film costs; however, the three movies which the Registrant has obtained the distribution rights to (and subsequently assigned to Westar under the Distribution Agreement) have recently commenced distribution, and revenue from such distributions is anticipated during the current fiscal year. Net income in future years is in part dependent upon the Registrant's amortization of its film costs and may be significantly affected by periodic adjustments in such amortization.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors and officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. Messrs. Birzneck and Nelson joined the Registrant on its founding in 1997; Mssrs. Thomson, Columbu, and Smith joined the Registrant as directors on May 1, 1999.

(a)  David Gideon Thomson, Chairman of the Board.

Mr. Gideon Thomson, age 62, is a British entertainment consultant, executive and producer. He has been semi-retired for the last five years. Prior to that, he held top management positions including Managing Director of Polytel (Polygram's film and TV division), Deputy Chairman of the Robert Stigwood Organization and Chairman of Charisma Records and Films. During his tenure at Polytel and Robert Stigwood, Mr.
Gideon Thomson was involved with many award-winning films and television programs, including such films as Saturday Night Fever and Grease; the stage production of Evita; McVicar; and the acclaimed film, Too Far To Go for NBC New York. He was also the executive producer of the feature film Quadrophenia. He has been an advisor to many US, UK and other European film and TV production and distribution companies.

(b)  Franco Columbu, Chief Executive Officer/Director.

Dr. ' Columbu, age 58, oversees all film and television activities of the Registrant. Dr. Columbu's extensive career in bodybuilding and powerlifting has earned him every major title including the prestigious Mr. Olympia, Mr. World and Mr. Universe titles. His connections in the film industry are extensive, having appeared in film such as Pumping Iron, Stay Hungry, Conan the Barbarian, Running Man, and Terminator. He has produced two feature films, Beretta's Island and Doublecross, through his production company Franco Columbu Productions, Inc.
He also has been featured in several national commercials and been a guest on numerous talk shows. In addition to his industry experience, Dr. Columbu maintains an active chiropractic practice and consults with private individuals on health concerns for over five years. From October 1997 to the present, Mr. Columbu has also served as a Director of Westar

(c)  Arthur Birzneck, President/Director.

Mr. Birzneck, age 31, has been with the Registrant since its inception and is responsible for overseeing all operating activities and the development of its domestic and international ventures. He is an executive producer of Westar's current feature film, The Process. Prior to Eclipse, Mr. Birzneck spent three years as president of Bask Entertainment Inc., a Vancouver, Canada based production company. He has participated financially in several film projects, most recently as an investor in Canadian-based HPP Production's Hero of the Planet. Mr. Birzneck also has been involved in promoting numerous Hip-Hop music groups. As a principal of MB Productions, his clients included Hip Hop artists Candy Man, Lighter Shade of Brown and the Rascalz. From October 1997 to the present, Mr. Birzneck has also served as a Director of Westar

(d)  John G. Smith, Vice President Legal Affairs/Director.

Mr. Smith, age 62, is a Cambridge, England-educated lawyer, who has practiced corporate and commercial law in Western Canada for more than 30 years, with a specialization in entertainment and communications law. He is a principal, co-owner, and corporate counsel of The Beacon Group of Companies that manages
the  production,   marketing,  distribution  and  financing  of
motion pictures, studio projects and entertainment software. He is a member of the Canadian Bar Association and the Law Society of British Columbia; and was previously a governor of the Canadian Tax Foundation and a director of the BC Motion
Picture   Foundation,   as  well  as  a  variety  of  performing
arts organizations. From January 1998 to the present, Mr. Smith has also served as a Director of Westar

(e)  Brent Nelson, Secretary/Treasurer/Director.

Mr. Nelson, age 38, has been with the Registrant since its inception. He has more than 15 years experience in corporate and project financing and serves on the boards of several companies in the United States and abroad: Palmworks, Inc., CybeRecord, Inc., Interactive Objects, Inc., International Digital Technology, Inc., Mobile PET Systems, Inc. and Polar Cargo Systems, Inc. Mr. Nelson has participated financially
in  several  film  and  music  industry   projects,   including
MB Productions and the Canadian Hip Hop label Masiv Music. Approximately 5 years ago, he founded and became Managing Director of Northwest Capital Partners, L.L.C. a Bellevue, Washington based venture capital company. Northwest Capital is very active in both private and public financing on an international basis. Mr. Nelson also is executive producer of the Registrant's current feature film The Process. During 1997, Mr. Nelson also served as a Director of Westar

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the U.S. Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2000 (12,016,140 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of     Name and Address of        Amount of     Percent of
Class        Beneficial Owner           Beneficial    Class
                                        Ownership(1)

Common       Brent Nelson               2,771,270       1.38%
Stock        10900 N.E. 8th Street
             Bellevue, WA 98004

Common       Arthur Birzneck              424,500       3.53%
Stock        16766 16th Avenue
             Surrey, British
             Columbia V4P 2P7

Common       Franco Columbu                68,750       0.57%
Stock        1732 South Sepulveda Blvd
             Los Angeles, CA 90025

Common       David Gideon                    0          0.00%
Stock        1732 South Sepulveda Blvd
             Los Angeles, CA 90025

Common       John G. Smith                   0          0.00%
Stock        1185 West Georgia Street
             Suite 910
             Vancouver,
             British Columbia V6E
             4E6

Common       Shares of all directors   3,264,520      27.17%
Stock        and executive officers
             as a group (5 persons)

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2)  This figure includes the 2,605,520 shares owned by Northwest
Capital Partners, L.L.C., 10900 N.E. 8th Street, Bellevue,
Washington 98004, since Mr. Nelson is the managing director of this firm.

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

Northwest Capital Partners, L.L.C. has advanced the
Registrant the sum of $51,165. There are no specific repayment terms on this advance. The purpose of this advance was that the Registrant required additional funding to continue operating.

The Registrant entered into a marketing agreement with Westar Entertainment, Inc., on January 1, 1998 under which this firm is providing marketing for the Registrant's products both domestically and worldwide (see Exhibit 10.1 to this Form 10-SB). At the time this agreement was entered, and to this date, Messrs. Columbu, Birzneck, and Nelson are directors of Westar Entertainment, Inc.; Mr. Smith became a director at a later time. Currently, Messrs. Birzneck and Columbu each own approximately 40% of the issued and outstanding shares of Westar Entertainment, Inc.; Messrs. Smith and Nelson each currently own approximately 10% of such shares.

The Registrant has entered into distribution agreement with Mr. Columbu, an officer and director of the Registrant, covering the films Beretta's Island and Double Cross (see Exhibit 10.2 to this Form 10-SB). In addition, the Registrant has entered into a distribution agreement with Pinoy Productions, Inc. covering the film The Process (Mr. Birzneck, an officer and director of the Registrant, is also President of that company) (see Exhibit 10.3 to this Form 10-SB).

For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain potential conflicts of interest, such as those set forth above with the transactions, may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant by carefully reviewing each proposed transaction to determine its fairness to the Registrant and its shareholders and whether the proposed terms of the transaction are at least as favorable as those which could be obtained from independent sources. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Index to Financial Statements and Schedules           Page

Report of Independent Accountants                         28

Balance Sheet of the Registrant as
of December 31, 1999                                      29

Statements of Operations for the year ended
December 31, 1999 and the year ended December 31, 1998    30

Statements of Shareholders' Equity for the year
ended December 31, 1999 and the year ended
December 31, 1998                                         31

Statements of Cash Flows for the year ended
December 31, 1999 and the year ended
December 31, 199                                          32

Notes to Financial Statements                             33

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

                              Eclipse Entertainment Group, Inc.


Dated: July 7, 2000           By: /s/  Arthur Birzneck
                              Arthur Birzneck, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                         Date

/s/ David Gideon Thomson      Chairman of the Board     July 7, 2000
David Gideon Thomson

/s/ Franco Columbu            Chief Executive Officer/  July 7, 2000
Franco Columbu                Director

/s/ Arthur Birzneck           President/Director        July 7, 2000
Arthur Birzneck

/s/ John G. Smith             Vice President Legal      July 7, 2000
John G. Smith                 Affairs/Director

/s/ Brent Nelson              Director                  July 7, 2000
Brent Nelson

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


/s/ L.L. Bradford & Company
L.L. Bradford & Company
March 24, 2000
Las Vegas, Nevada


                    ECLIPSE ENTERTAINMENT GROUP, INC.
                             BALANCE SHEET
                          December 31, 1999

                              ASSETS

Cash                                           $     2,336
Film costs                                       1,109,895
Fixed assets, net                                      633
Other assets                                           685

Total assets                                   $ 1,113,549

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities       $    89,312
Due to related parties                             173,165

Total liabilities                                  262,477

Stockholders' equity
Preferred stock - $.001 par value,
10,000,000 shares authorized, no shares
issued                                                   -
Common stock - $.001 par value, 50,000,000
shares authorized, 12,016,140
shares issued and outstanding                       12,016
Additional paid in capital                       1,364,360
Accumulated deficit                               (525,304)
Total stockholders' equity                         851,072

Total liabilities and stockholders' equity     $ 1,113,549

The accompanying notes are an integral part of these financial statements

               ECLIPSE ENTERTAINMENT GROUP, INC.
                  STATEMENTS OF OPERATIONS

                                   For the Three      For the Three
                                   Months Ended       Months Ended
                                  March 31, 2000     March 31, 1999

Revenues                          $           --     $           --

General and administrative
Expenses                                 186,456            268,786

Loss from operations                    (186,456)          (268,786)

Provision for income taxes                    --                 --

Net loss                                (186,456)          (268,786)

Basic and fully diluted loss per
common share                               (0.02)             (0.08)

Weighted average number of common
shares used in per share calculation    8,565,042          3,275,329

The accompanying notes are an integral part of these financial statements


                   ECLIPSE ENTERTAINMENT GROUP, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY



                    Common Stock       Additional                   Total
                 Number                Paid-In     Accumu     Stockholder's
                 of Shares     Amount  Capital     lated          Equity
                                                   Deficit

Balance at
January 1, 1998  3,250,000       3,250    404,063   (70,062)        337,251

Issuance of
common stock
$1.51
weighted average
price per share    215,000         215    325,407         -         325,622

Net loss                 -           -          -  (268,786)       (268,786)

Balance at
December 31
1998             3,465,000       3,465    729,470  (338,848)         394,087

Issuance of
common stock
$0.02
weighted average
price per
share            6,174,125       6,174    109,251          -         115,425

Issuance of
common stock
for past
services, $0.58     71,495          71     41,431          -          41,502

Issuance of
common stock
in satisfac
tion of a
$486,514
promissory
note
(including
interest of
$44,229),
$0.21            2,305,520       2,306    484,209           -       486,514

Net loss                 -           -          -  (186,456)       (186,456)

Balance at
December 31
1999            12,016,140      12,016  1,364,360  (525,304)        851,072

The accompanying notes are an integral part of these financial statements

                    ECLIPSE ENTERTAINMENT GROUP, INC.
                        STATEMENTS OF CASH FLOWS

                                            For the             For the
                                          Year Ended           Year Ended
                                      December 31, 1999    December 31, 1998

Cash flows from operating activities:

Net loss                                       (186,456)   $        (268,786)
Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation                                        421                  703

Expenses paid with common stock                  85,731                    -

Changes in operating assets and
liabilities:

Increase in film costs                         (133,420)             (561,625)
Increase (decrease) in accounts
Payable and accrued liabilities                  16,835                56,527

Increase in due to related parties              103,800               447,500

Net cash used by operating
Activities                                     (113,089)              (325,681)

Cash flows from financing activities:

Proceeds from issuance of common stock          115,425                325,622

Net cash provided by financing
activities                                      115,425                325,622

Net increase (decrease) in cash                   2,336                    (59)

Beginning balance                                     -                     59

Ending balance                                    2,336                      -

Noncash financing activities:
2,305,520 shares of common stock issued
in satisfaction of promissory note              486,514                      -

The accompanying notes are an integral part of these financial statements

                           ECLIPSE ENTERTAINMENT GROUP, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1999 AND 1998

1.  Organization and summary of significant accounting policies.

Organization - Eclipse Entertainment Group, Inc. (hereinafter referred to as the "Company") was incorporated in the state of Nevada in January 1997 to engage in the business of developing, producing and marketing films for worldwide distribution. The fiscal year ends on December 31.

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

Film costs and amortization - Film costs represent costs incurred in the acquisition of rights to distribute certain motion pictures. These costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 53 (SFAS 53). Film costs are amortized using the individual film forecast method whereby expense is recognized in proportion to current year revenues based upon management's estimate of future revenues. Film costs are valued at the lower of unamortized cost or estimated net realizable value. Revenue and cost forecasts for films are regularly reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an overall loss, additional amortization will be provided to fully recognize such loss.

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

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizabillity.

As of December 31, 2000, the Company had a net operating loss of approximately $500,000. Utilization of net operating loss, which begins to exp[ire at various times starting in 2012, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                December 31, 1999      December 31, 1998

Net operating loss                      $(186,456)            $(268,786)
Depreciation                                    -                     -
Total deferred tax assets                (186,456)             (268,786)
Valuation allowance for deferred
   tax assets                             186,456               268,786
Net deferred tax assets                 $       -             $       -

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

                         EXHIBIT INDEX

Exhibit No.                      Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on June 27, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on June 27, 2000).

10.1       Distribution Agreement between the Company and Westar
           Entertainment, Inc., dated January 1, 1998 (see below).

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