Form 10QSB
period 2000-06-30
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-08-21
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

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

As of June 30, 2000, the Registrant had 12,016,140 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No  X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF JUNE 30, 2000                          3
        STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED
        JUNE 30, 2000 AND JUNE 30, 1999                            4

        STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED
        JUNE 30, 2000 AND JUNE 30, 1999                            5

        NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  PLAN OF OPERATION                                         7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                      14

ITEM 5.  OTHER INFORMATION                                        14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         15

SIGNATURE                                                         15

PART 1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                    ECLIPSE ENTERTAINMENT GROUP, INC.
                               BALANCE SHEET
                               JUNE 30, 2000
                                (Unaudited)

                                   ASSETS

Current assets
Cash                                                $      547
Note receivable                                        258,000
Total current assets                                   258,547

Film costs                                           1,109,895
Fixed assets, net                                          530
Deposits                                               175,000
Other assets                                               685

Total assets                                        $1,544,657

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses               $   66,262
Due to related party                                   447,004
Stock subscriptions payable                           210,000
Total current liabilities                             723,266

Total liabilities                                     723,266

Stockholders' equity
Preferred stock, $.001 par value; 10 million
shares authorized;
 no shares issued                                          --

Common stock, $.001 par value;
50 million shares authorized;
 12,016,140 shares issued and outstanding              12,016
Additional paid-in capital                          1,414,329
Accumulated deficit                                  (604,954)

Total stockholders' equity                            821,391

Total liabilities and stockholders' equity         $1,544,657

See Accompanying Notes to Financial Statements

                  ECLIPSE ENTERTAINMENT GROUP, INC.
                     STATEMENTS OF OPERATIONS
                            (Unaudited)

             For the Three   For the Three   For the Six   For the Six
             Months Ended    Months Ended    Months Ended  Months Ended
             June 30, 2000   June 30, 1999   June 30, 2000 June 30, 1999

Revenues     $          --   $          --   $          -- $         --

General and
Administrative
expenses               790          33,407          18,589       99,313

Loss from
operations            (790)        (33,407)        (18,589)     (99,313)

Other expenses
Interest
Expense              5,014           2,483          11,092        3,327

Total
Other
Expenses             5,014           2,483          11,092        3,327

Provision for
income taxes	      --              --             --            --

Net loss           $(5,804)       $(35,890)       $(29,681)   $(102,640)

Basic and fully
diluted loss per
common share        $(.001)         $(.004)         $(.002        (.011)

Weighted
average number
of common
shares used
in per share
calculation    12,016,140       9,710,620        12,016,140   9,710,620

See Accompanying Notes to Financial Statements

                     ECLIPSE ENTERTAINMENT GROUP, INC.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                         For the Six         For the Six
                                         Months Ended        Months Ended
                                        June 30, 2000       June 30, 1999

Cash flows from operating activities:
Net loss                                $  (29,681)          $(102,640)
Adjustments to reconcile net loss to
net cash used by operating activities:
 Depreciation                                  103                 209
 Services paid with common stock                --              41,502
 Changes in operating assets and
 liabilities:
 Increase in film costs                         --             (97,010)
 Increase in deposits                     (175,000)                 --
 Decrease in accounts payable and
  accrued expenses                          (23,050)            (2,513)

Net cash used by operating activities      (227,628)          (160,452)

Cash flows from investing activities:
 Increase in promissory note
 Receivable                                (258,000)                --

Net cash used by investing activities      (258,000)                --

Cash flows from financing activities:
Net increase in due to related parties      273,839             45,635
Proceeds from stock subscriptions
Payable                                     210,000                 --
Proceeds from common stocks issued               --            115,425

Net cash provided by financing
Activities                                  483,839            161,060

Net change in cash                           (1,789)               608

Cash-beginning balance                        2,336                 --

Cash-ending balance                             547                608

See Accompanying Notes to Financial Statements

                      ECLIPSE ENTERTAINMENT GROUP, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements of Eclipse Entertainment Group, Inc. ("the Company") for the fiscal year ended December 31, 1999, included in the Form 10-KSB filed by the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2000 consist of the following:

Advances payable to an entity controlled by an

   officer and shareholder of the Company represent
   advances, unsecured, imputed interest at 8%, and due
   on demand                                                 $333,504

Promissory note payable to a shareholder, unsecured,
   bearing interest at 8%, and due on demand                  113,500

Total due to related parties                                 $447,004

NOTE 3 - STOCK SUBSCRIPTIONS PAYABLE

At June 30, 2000, stock subscriptions payable consist of several subscription agreements totaling $210,000 for the future issuance of 700,000 shares of the Company's common stock. The Company has subsequently issued such shares of common stock in July 2000.


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

The Registrant has entered into a distribution agreement with Westar Entertainment, Inc. ("Westar") on January 1, 1998 pursuant to which this firm markets the Registrant's products both domestically and worldwide (see Exhibit 10.1 to this Form 10-QSB) (thus, the Registrant will be obligated to distribute its films exclusively through this company). Under this agreement, the Registrant and Westar Entertainment, Inc. will share gross receipts on a 50-50 basis. Under this agreement, Westar has complete authority to distribute the Registrant's films. Any and all distribution expense incurred by Westar are to be reimbursed to Westar by the Registrant. The initial term of this agreement is five years; it is to continue for successive one year periods thereafter, unless cancelled by either party on sixty days prior written notice.

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

For the period from the Registrant's inception through June
30, 2000, there were no revenues and operating activities related primarily to establishing the management and operating infrastructure. The Registrant has created the ability to acquire and license worldwide, or sell, distribution rights to independently produced feature films. The Registrant can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

Film costs represent a major component of the Registrant's assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs. The Registrant will amortize film costs using the individual film forecast method under which film costs are amortized for each film in the ratio that revenue earned in the current period for such film bears to management's estimate of the total revenue to be realized from all media and markets for such film. The Registrant currently has not generated revenues from such film costs, however, management believes that distribution will commence in the year 2000. Net income in future years is in part dependent upon the Registrant's amortization of its film costs and may be significantly affected by periodic adjustments in such amortization.

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The
Registrant expects general and administrative expenses to increase as it commences to promote and market its motion picture distribution rights. No material capital expenditures were made during the quarter ended on June 30, 2000.

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

(l) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

Since June 27, 1997, there has been only a limited
public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the National Quotation Bureau's Pink Sheets; the Registrant intends to reapply for relisting on the Over the Counter Bulletin Board after clearing comments its Form 10-SB registration statement. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

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

                                     Eclipse Entertainment Group, Inc.



Dated: August 18, 2000               By: /s/ Arthur Birzneck
                                     Arthur Birzneck, President

                               EXHIBIT INDEX

Number                          Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on June 27, 2000).

3.2  Bylaws (incorporated by reference to Exhibit 3.2 of the Form
     10-SB/A filed on June 27, 2000).

10.1 Distribution Agreement between the Registrant and Westar
     Entertainment, Inc., dated January 1, 1998 (incorporated by reference to Exhibit 10 of the Form 10-KSB filed on April 11,
     2000).

10.2 Agreement between the Registrant and Franco Columbu, dated
     September 2, 1997 (incorporated by reference to Exhibit 10.2 of the Form 10-SB/A filed on June 27, 2000).

10.3 Distribution Agreement between the Registrant and Pinoy
     Productions, Inc., dated January 30, 1997 (incorporated by reference to Exhibit 10.3 of the Form 10-SB/A filed on June 27,
     2000).

27   Financial Data Schedule (see below).