Form 10KSB/A
period 1999-12-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-08-23
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB/A
                              (Amendment No. 2)

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

                           TABLE OF CONTENTS

PART I                                                              PAGE

ITEM 1.  BUSINESS                                                      3

ITEM 2.  PROPERTIES                                                   12

ITEM 3.  LEGAL PROCEEDINGS                                            12

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS            13

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                            13

ITEM 6.    PLAN OF OPERATION                                          15

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                21

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                     21

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT                                                  21

ITEM 10.  EXECUTIVE COMPENSATION                                      23

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                       24

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              25

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                     26

SIGNATURES                                                            27

PART I.

ITEM 1.  BUSINESS.

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

Beretta's Isl.        TH,V,TV            Baltics              Taiments
Beretta's Isl.        V                  Benelux              TRS
Beretta's Isl.        HV, TV             Brazil               Mystic Ent.
Beretta's Isl.        ALL                Bulgaria             Tandem Video
Beretta's Isl.        V                  China                NATV
Beretta's Isl.        ALL                C.I.S.               Paradise/MGN
Beretta's Isl.        V                  Germany              VCL
Beretta's Isl.        TH,V,TV            Greece               CineNet
Beretta's Isl.        TV                 Indonesia            Indo-American
Beretta's Isl.        TH,V,TV            Japan                Shochiku Co.
Beretta's Isl.        TV                 Korea                William Cooke
Beretta's Isl.        V                  Korea                William Cooke
Beretta's Isl.        TH,V,TV            Malaysia             Award Gallery
Beretta's Isl.        V/TV               Middle east          HABIB
Beretta's Isl.        TH, H              Pakistan             Kamal
Beretta's Isl.        TH,V               Panama               King Trading
Beretta's Isl.        All                Spain                Sogedesa/Filmax
Beretta's Isl.        V/TV               Taiwan               Mystic Ent.
Beretta's Isl.        ALL                Taiwan               Ta Lai
Beretta's Isl.        V                  Thailand             New World/Star
Beretta's Isl.        TV                 Turkey               Piano
Beretta's Isl.        V,TV               Turkey               Saran
Beretta's Isl.        V                  U.A.E.               Music Box
Double Cross          TH,V,TV            Baltics              Taiments
Double Cross          V                  China                NATV
Double Cross          ALL                C.I.S.               Paradise/MGN
Double Cross          TH,V,TV            Greece               CineNet
Double Cross          V                  Korea                TTL Korea
Double Cross          TH,V,TV            Malaysia             Award Gallery
Double Cross          TV                 Mexico               Romari
Double Cross          V,TV               Middle east          HABIB
Double Cross          TH,H               Pakistan             Kamal
Double Cross          TH,V               Panama               King Trading
Double Cross          ALL                Taiwan               Ta Lai
Double Cross          TH,V,TV            Turkey               Piano
Double Cross          V                  U.A.E.               Music Box
Double Cross          All                Spain                Sogedesa/Filmax
Double Cross          V                  Thailand             Crystal Disc
Process               ALL                Baltics              Taiments
Process               V,DVD,TV           Brazil               Penta Video
Process               V,TV               Brazil               Preview
Process               V                  China                NATV
Process               ALL                C.I.S.               Paradise/MGN
Process               ALL                C.I.S.               Arpenium
Process               V, TV              Czech/Slovak         Indigo Film
Process               V                  France               La Petite Reine
Process               TH,V,TV            Greece               CineNet
Process               All                Indonesia            PT Menara
Process               V,TV               Korea                CineTank
Process               All                Malaysia             Award Gallery
Process               FTV                Mexico               Romari
Process               V/TV               Middle east          HABIB
Process               TH, H              Pakistan             Kamal
Process               TH, V              Panama               King Trading
Process               TH,V,TV            Singapore            CineStar
Process               TH/V/TV            Taiwan               Kings
Process               ALL                Thailand             New World/Star
Process               TH,V,TV            Turkey               Piano
Process               V                  U.A.E.               Music Box
Process               All                U.S.                 Mercury
Process               V                  Vietnam              New World/Star
Process               All                Spain                Sogedesa/Filmax

V = Home Video
TV = Free TV/Pay TV
TH = Theatrical
DVD = Digital Video Disc
H = Hotel

The licensee from each of the countries listed have licensed various rights to the films for 5 year terms. During this term, these licencees have the right to exploit any of the rights that they have purchased within their respective territory. Upon receipt of payment, the licensee receives a Betacam SP or Digibeta tape version of the film and film trailer. This satisfies their requirements for Television, Home Video, and
Hotel releases.   While most of the films have been released on
Home Video and Television, it is impossible for the Company to track the release within a given territory as Westar is not currently participating in any revenue sharing or tracking agreements with the various licensees. If a licensee wishes to release a film theatrically, a 35mm film print must be released by Westar to that licensee. To date, there have been no known theatrical releases of any of the film products as no licensees have purchased 35mm film prints from the Company.

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

(a)  The Motion Picture Industry.

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

(b)  Motion Picture Production And Financing.

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

(c)  Motion Picture Distribution.

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

(1) Theatrical Distribution and Exhibition. Motion pictures are often exhibited first in theatres open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints; licensing of motion pictures to theatrical exhibitors; and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross." Box office gross represents the total amounts paid by patrons at motion picture theatres for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theatres during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Similarly, the ability to exhibit motion pictures in the most popular theatres in each area can affect theatrical revenues. Exhibition arrangements with theatre operators for the first run of a film generally provide for the exhibitor to pay an amount of ticket sales in excess of fixed amounts relating to the theatre's costs of operation and overhead, or a minimum percentage of ticket sales, decreasing each subsequent week to the final weeks of the engagement. The length of an engagement depends principally on the audience response to the film.

(2) Home Video. The home video distribution business involves the promotion and sale of videocassettes and videodiscs to video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

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

(3) Pay-per-view. Pay-per-view television allows cable television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay- per-view operator and the cable operator.

(4) Pay Cable. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors.

(5) Non-Theatrical Markets. In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals.

(6) International Markets. The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

(d)  Motion Picture Acquisition.

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

(1) Types of Motion Pictures Acquired. The Registrant generally seeks to produce or acquire motion pictures of the action and action/adventure genres which will individually appeal to a targeted audience. The Registrant will be very selective in acquiring higher budget (over $10,000,000) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Registrant will acquire projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Registrant will attempt to acquire rights to motion pictures with a recognizable marquis "name" personality with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Registrant believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

(2) Methods of Acquisition. The Registrant will typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the Registrant acquires distribution rights following completion of most or all of the production and post-production process. These films will generally be acquired after management of the Registrant has viewed the film to evaluate its commercial viability.

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

(3) Sources of Distribution Rights. Typically, projects will be submitted directly to the Registrant for consideration. The Registrant will rely upon the personal contacts of its senior officers which have been generated through their prior business and personal dealings with Majors, other Independents, legal and accounting firms, business management firms, talent agencies, production lenders and personal managers who are actively involved in the production community.

(4) Acquisition Process. If the Registrant locates a motion picture project which it believes satisfies its criteria, the Registrant may pay an advance or a guaranteed minimum payment conditioned upon delivery of a completed film ("minimum guarantee") against a share or participation in the revenue actually received by the Registrant from the exploitation of a film in each licensed media. The minimum guarantee is generally paid prior to the film's release. Typically, the Registrant will recoup the minimum guarantee and certain other amounts from the distribution revenues realized by the Registrant prior to paying any additional revenue participation to the production company.

(5) Film Library. The Registrant's distribution rights, which may include either worldwide, foreign, or domestic rights, will generally range from an initial licensing cycle of seven to 21 years to perpetuity.

(e)  Feature Film Production.

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

ITEM 2.  PROPERTIES.

The Registrant maintains executive offices at 10900 NE 8th
Street,  Suite 900, Bellevue, Washington 98004 under a lease.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                                High          Low

Quarter Ended March 31, 1999                    0.48          0.25
Quarter Ended June 30, 1999 *                   0.37          0.25
Quarter Ended September 30, 1999 *              0.69          0.50
Quarter Ended December 31, 1999 **              1.00          0.19

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2000 (12,016,140 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class

Common        Brent Nelson                      2,771,270 (2)     1.38%
Stock         10900 N.E. 8th Street
              Bellevue, WA 98004

Common        Arthur Birzneck                     424,500         3.53%
Stock         16766 16th Avenue
              Surrey, British
              Columbia V4P 2P7

Common        Franco Columbu                       68,750         0.57%
Stock         1732 South Sepulveda Boulevard
              Los Angeles, CA 90025

Common        David Gideon Thomson                      0         0.00%
Stock         1732 South Sepulveda Boulevard
              Los Angeles, CA 90025

Common        John G. Smith                             0         0.00%
Stock         1185 West Georgia Street
              Suite 910
              Vancouver, British Columbia
              V6E 4E6

Common        Shares of all directors and       3,264,520        27.17%
Stock         executive officers as a
              group (5 persons)

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

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)  Index to Financial Statements and Schedules                    Page

Report of Independent Accountants                                   28

Balance Sheet of the Registrant as
of December 31, 1999                                                29

Statements of Operations for the year ended
December 31, 1999 and the year ended December 31, 1998              30

Statements of Shareholders' Equity for the year
ended December 31, 1999 and the year ended December 31, 1998        31

Statements of Cash Flows for the year ended
December 31, 1999 and the year ended December 31, 1998              32

Notes to Financial Statements                                       33

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

                                Eclipse Entertainment Group, Inc.


Dated: August 22, 2000          By: /s/  Arthur Birzneck
                                Arthur Birzneck, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                            Date

/s/ David Gideon Thomson     Chairman of the Board           August 22, 2000
David Gideon Thomson

/s/ Franco Columbu           Chief Executive                 August 22, 2000
Franco Columbu               Officer/Director
Franco Columbu

/s/ Arthur Birzneck          President/Director              August 22, 2000
Arthur Birzneck

/s/ John G. Smith            Vice President Legal            August 22, 2000
John G. Smith                Affairs/Director

/s/ Brent Nelson             Director                        August 22, 2000
Brent Nelson

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

/s/ L.L. Bradford & Company
L.L. Bradford & Company
March 24, 2000
Las Vegas, Nevada

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                                 BALANCE SHEET
                               December 31, 1999

                                    ASSETS

Current Assets
Cash                                        $         2,336
Total current assets                                  2,336

Film costs                                        1,109,895
Fixed assets, net                                       633
Other assets                                            685

Total assets                                $     1,113,549

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued
Liabilities                                 $        89,312
Due to related parties                              173,165
Total current liabilities                           262,477

Total liabilities                                   262,477

Stockholders' equity
Preferred stock - $.001 par value,
10,000,000 shares authorized, no shares
issued                                                    -

Common stock - $.001 par value,
50,000,000 shares authorized, 12,016,140
shares issued and outstanding                        12,016

Additional paid in capital                        1,414,329

Accumulated deficit                                (575,273)

Total stockholders' equity                          851,072

Total liabilities and stockholders'
Equity                                            1,113,549

The accompanying notes are an integral part of these financial statements

                 ECLIPSE ENTERTAINMENT GROUP, INC.
                    STATEMENTS OF OPERATIONS

                                             For the        For the
                                             Year Ended     Year Ended
                                             December 31    December 31
                                             1999           1998

Revenues                                     $         -    $         -

General and administrative
expenses                                         167,196        292,551

Loss from operations                            (167,196)      (292,551)

Other expense
 Interest expense                                 44,229          1,235

  Total other expense                             44,229         44,229

Provision for income taxes                             -              -

Net loss                                     $ (211,425)     $ (293,786)

Basic and diluted loss per
common share                                 $   (0.025)     $    (0.09)

Weighted average number of
Common shares used in per share
Calculation                                  $8,565,042      $ 3,275,329

The accompanying notes are an integral part of these financial statements

                    ECLIPSE ENTERTAINMENT GROUP, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY

                   Common Stock         Additional               Total
                  Number    Amount      Paid-In     Accumu       Stockholders
                  of shares             Capital     lated        Equity
                                                    Deficit

Balance at
January 1, 1998   3,250,000 $3,250      $404,063    $(70,062)    $ 337,251

Issuance of
common stock
$1.51 weighted
average price
per share           215,000    215       325,407           -       325,622

Contributed
capital
related  to
compensation              -      -        25,000           -        25,000

Net loss                  -      -             -    (293,786)     (293,786)

Balance at
December
31, 1998          3,465,000  3,465       754,470    (363,848)      394,087

Issuance of
common
stock $0.02
weighted average
price per share   6,174,125  6,174        109,251          -       115,393

Issuance of
common
stock for
past services
$0.58                71,495     71         41,431          -        41,502

Issuance of
common
stock in
satisfaction
of a $486,514
promissory note
(including
interest of
$44,229), $0.21   2,305,520  2,306       484,209           -       486,515

Contributed
capital
related  to
compensation
                          -      -        25,000           -        25,000

Net Loss                  -      -             -    (211,425)     (211,425)

Balance at
December
31, 1999    12,016,140  $12,016       $1,414,329   $(575,273)    $ 851,072

The accompanying notes are an integral part of these financial statements

                      ECLIPSE ENTERTAINMENT GROUP, INC.
                         STATEMENTS OF CASH FLOWS

                                                For the            For the
                                                Year Ended         Year Ended
                                                December 31        December 31
                                                1999               1998

Cash flows from operating activities:
Net loss                                        $  (211,425)       $ (293,786)

Adjustments to reconcile net loss to
net cash used by operating
activities:
Depreciation                                            422               703
Services paid with common stock                     41,502                  -
Compensation services contributed                   25,000             25,000

Interest expense paid with common stock             44,229                  -

Changes in operating assets and liabilities:
Increase in film costs                             (133,420)          (561,625)
Increase (decrease) in accounts payable
 and accrued liabilities                             16,835             56,527

Net cash used by operating activities              (216,857)          (773,181)

Cash flows from financing activities:

Net increase in due to related party                103,800            447,500

Proceeds from issuance of common stock              115,425            325,622

Net cash provided by financing activities           219,193            773,122

Net increase (decrease) in cash                       2,336                (59)

Cash - Beginning balance                                  -                 59

Cash - Ending balance                            $    2,336         $        -

Noncash financing activities:

of promissory note                               $  486,515         $        -

The accompanying notes are an integral part of these financial statements

                       ECLIPSE ENTERTAINMENT GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998

1.  Organization and summary of significant accounting policies.

Organization - Eclipse Entertainment Group, Inc. (hereinafter referred to as the "Company") was incorporated in the state of Nevada in January 1997 to engage in the business of developing, producing and marketing films for worldwide distribution. The Company's fiscal year ends on December 31.

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

Film costs and amortization - Film costs represent costs incurred in the acquisition of rights to distribute certain motion pictures. These costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 53 ("SFAS 53"). Film costs are amortized using the individual film forecast method whereby expense is recognized in proportion to current year revenues based upon management's estimate of future revenues. Film costs are valued at the lower of unamortized cost or estimated net realizable value. Revenue and cost forecasts for films are regularly reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an overall loss, additional amortization will be provided to fully recognize such loss.

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

3.  Fixed assets.

Fixed assets consist primarily of office equipment with a historical cost of $2,196 and accumulated depreciation of $1,563 at December 31, 1999.

4.  Related party transactions.

Due to related parties at December 31, 1999 consist of the following:

Advances payable to an entity controlled by an
officer and shareholder of the Company represent
advances, unsecured, bearing no interest, and due on
demand                                                   $  58,165

Promissory note payable to a shareholder, unsecured,
   bearing interest at 8%, and due on demand               115,000

Total due to related parties                              $173,165

In October 1999, the company issued 2,305,520 shares of common stock in satisfaction of a $486,515 promissory note (including interest of $44,229) due to an entity controlled by an officer and shareholder of the Company.

5.  Common stock.

In April 1999, the Company's Board of Directors adopted a resolution whereby it approved a 1 for 4 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1-for-4 reverse stock split as if such reverse stock split occurred as of the Company's date of inception.

6.  Income taxes.

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

As of December 31, 1999, the Company had net operating loss carry-forwards of approximately $575,000. Utilization of the net operating loss carry-forwards, which begins to expire at various times starting in 2012, may be subject to certain limitations under section 382 of the Internal Revenue Service Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:


                                    December 31, 1999     December 31, 1998

Net operating loss                  $  (211,425)           $  (293,786)
Depreciation                                  -                      -
Total deferred tax assets              (211,425)              (293,786)
Valuation allowance for deferred
 tax assets                             211,425                293,786

Net deferred tax assets             $         -            $         -

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

Exhibit                      Description
No.

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