Form 10QSB/A
period 2000-03-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-08-23
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB/A
                            (Amendment No. 2)

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

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF MARCH 31, 2000                               3

       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
       MARCH 31, 2000 AND MARCH 31, 1999                                  4

       STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED
       MARCH 31, 2000 AND MARCH 31, 1999                                  5

       NOTES TO FINANCIAL STATEMENTS                                      6

ITEM 2.  PLAN OF OPERATION                                                7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                             14

ITEM 5.  OTHER INFORMATION                                               15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                15

SIGNATURE                                                                15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                    ECLIPSE ENTERTAINMENT GROUP, INC.
                               BALANCE SHEET
                               March 31, 2000
                                (Unaudited)

                                   ASSETS

Current assets
Cash                                                $  183,973
Note receivable                                        266,000
Total current assets                                   449,973

Film costs                                           1,109,895
Property and equipment net                                 582
Other assets                                               685

Total assets                                        $1,561,135

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses               $   83,936
Due to related party                                   437,004
Stock subscriptions payable                           210,000
Total current liabilities                             733,940

Total liabilities                                     733,940

Stockholders' equity
Preferred stock, $.001 par value; 10 million
shares authorized;
 no shares issued                                          --

Common stock, $.001 par value;
50 million shares authorized;
12,016,140 shares issued and outstanding               12,016
Additional paid-in capital                          1,414,329
Accumulated deficit                                  (599,150)

Total stockholders' equity                            827,195

Total liabilities and stockholders' equity         $1,561,135

See Accompanying Notes to Financial Statements

                  ECLIPSE ENTERTAINMENT GROUP, INC.
                    STATEMENTS OF OPERATIONS
                         (Unaudited)

                                  For the Three          For the Three
                                  Months Ended           Months Ended
                                  March 31, 2000        March 31, 1999

Revenues                          $           --        $           --

General and administrative
Expenses                                  17,799                65,906

Loss before provision for
income taxes                             (17,799)              (65,906)

Other expense
 Interest expense                           6,078                  844

Provision for income taxes                     --                   --

Net loss                                 $(23,877)            $(66,750)

Basic and fully diluted loss per
common share                             $(.002)              $(.007)

Weighted average number of
Common shares used in per
share calculation                       12,016,140            9,710,620

See Accompanying Notes to Financial Statements

                    ECLIPSE ENTERTAINMENT GROUP, INC.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                         For the Three     For the Three
                                         Months Ended      Months Ended
                                         March 31, 2000    March 31, 1999

Cash flows from financing activities:
 Net income                              $    (23,877      $    (66,750)
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation                                     51                51
  Services paid with common stock                  --            41,502
  Changes in operating assets and
  liabilities:
  Increase in film costs                           --           (97,101)
  Decrease in accounts payable and
  accrued expenses                              (2,377)         (26,758)
  Increase in due to related party              263,840          37,840

Net cash provided (used) by operating
activities                                      237,637        (111,216)

Cash flows from investing activities:
Proceeds from issuance of note
Receivable                                     (266,000)             --

Net cash used by investing activities          (266,000              --

Cash flows from financing activities:
Proceeds from stock subscriptions payable        210,000             --
Proceeds from common stocks issued                    --        115,425

Net cash provided by financing
Activities                                       210,000        115,425

Net change in cash                               181,637          4,209

Cash-beginning balance                             2,336             --

Cash-ending balance                         $    183,973   $      4,209

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

NOTE 3 - STOCK SUBSCRIPTIONS PAYABLE

At March 31, 2000, stock subscriptions payable consist of several subscription agreements totaling $210,000 for the future issuance
of 700,000 shares of the Registrant's common stock.   The
Registrant has subsequently issued such shares of common stock in July 2000.

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