Form 10QSB
period 2000-09-30
ECLIPSE ENTERTAINMENT GROUP INC
filed 2000-12-06
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                COMMISSION FILE NUMBER: 000-28219

                 ECLIPSE ENTERTAINMENT GROUP, INC.
       (Exact name of registrant as specified in its charter)

              Nevada                                     91-1766849
(State or jurisdiction of incorporation       (I.R.S. Employer
             or organization)                  Identification No.)

10520 Venice Boulevard, Culver City, California               90232
(Address of principal executive offices)                    (Zip Code)

            Registrant's telephone number:  (310) 836-6790

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No.

As of September 30, 2000, the Registrant had 12,716,140 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No  X.

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF SEPTEMBER 30, 2000                     3

         STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                  4

         STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                  5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  PLAN OF OPERATION                                          7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

ITEM 5.  OTHER INFORMATION                                         14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURE                                                          15

PART 1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                  ECLIPSE ENTERTAINMENT GROUP, INC.
                           BALANCE SHEET
                        SEPTEMBER 30, 2000
                            (Unaudited)

                              ASSETS

Cash                                                     $    26,278
Due from related party                                       800,000
Note receivable                                              286,150
Total current assets                                       1,112,428

Film costs                                                 1,109,895
Fixed assets, net                                                480
Other assets                                                     685
Total assets                                               2,223,488

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities                $     77,621
Due to related parties                                     1,091,004
Stock subscriptions payable                                   50,000
Total current liabilities                                  1,218,625
Total liabilities                                          1,218,625
Stockholders' equity
Preferred stock - $.001 par value,
10,000,000 shares authorized, no shares issued                     -

Common stock - $.001 par value,
50,000,000 shares authorized, 12,716,140
shares issued and outstanding                                 12,716

Additional paid in capital                                 1,529,431
Accumulated deficit                                         (537,284)
Total stockholders' equity                                 1,004,863
Total liabilities and stockholders' equity                 2,223,488

             See Accompanying Notes to Financial Statement

                   ECLIPSE ENTERTAINMENT GROUP, INC.
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                   For the Three   For the Three   For the Nine  For the Nine
                   Months Ended    Months Ended    Months Ended  Months Ended
                   September 30    September 30    September 30  September 30
                       2000            1999           2000          1999

Revenues                      -               -               -             -

General and
Administrative
Expenses                 16,031          15,191          34,619       114,504

Loss from
Operations              (16,031)        (15,191)        (34,619)     (114,504)

Other expenses

Interest expense         10,498           3,327          21,590         6,654

Total other
Expenses                 10,498           3,327          21,590         6,654

Provision for
income taxes                  -               -               -             -

Net loss                (26,529)        (18,518)        (56,209)     (121,158)

Basic and diluted
loss per common
share                     (0.00)          (0.00)          (0.00)        (0.01)

Weighted average
number of common
shares used in
per share
calculation          12,487,879       9,710,620      12,174,534    9,710,620

           See Accompanying Notes to Financial Statements

                  ECLIPSE ENTERTAINMENT GROUP, INC.
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                         For the Nine    For the Nine
                                         Months Ended    Months Ended
                                         September 30    September 30
                                             2000             1999

Cash flows from operating activities:
Net loss                                 $    (56,209)   $   (121,158)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation                                      153             315
Services paid with common stock                     -          41,502

Changes in operating assets and
liabilities:
Increase in film costs                              -         (97,010)
Increase (decrease) in accounts payable
and accrued liabilities                       (11,691)         10,291
Net cash used by operating
activities                                    (67,747)       (166,060)

Cash flows from investing activities:
Increase in due from related parties         (800,000)              -
Increase in promissory note receivable       (286,150)              -
Net cash used by investing activities      (1,086,150)              -

Cash flows from financing activities:
Net increase in due to related parties        917,839          50,635
Proceeds from stock subscriptions
payable                                       260,000               -
Proceeds from issuance of common stock              -         115,425
Net cash provided by financing activities   1,177,839         166,060

Net increase in cash                           23,942               -
Beginning balance                               2,336               -
Ending balance                                 26,278               -

Noncash financing activities:
2,305,520 shares of common stock
issued in satisfaction
of promissory note                            486,514               -

700,000 shares of common stock issued
in satisfaction
of stock subscriptions payable                210,000               -

            See Accompanying Notes to Financial Statements

                  ECLIPSE ENTERTAINMENT GROUP, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 1999 financial statements of Eclipse Entertainment Group, Inc. ("the Company") included in the Form 10-SB filed by the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party at September 30, 2000 consists of advances to an affiliate production company (Ancient Warriors, LLC) which is controlled by an officer and shareholder of the Company. The balance of $800,000 is unsecured and due on demand.

Due to related parties at September 30, 2000 consist of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Company represent
   advances, unsecured, imputed interest at 8%, and due
   on demand                                              $   977,504

Promissory note payable to a shareholder, unsecured,
   bearing interest at 8%, and due on demand                  113,500

Total due to related parties                              $ 1,091,004

NOTE 3 - STOCK SUBSCRIPTIONS PAYABLE

At September 30, 2000, stock subscriptions payable consist of a subscription agreement totaling $50,000 for the future issuance of 100,000 shares of the Company's common stock.

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

General  and   administrative   expenses  consist  of
related general corporate functions, including marketing expenses, professional service expenses and travel. The
Registrant expects general and administrative expenses to increase as it commences to promote and market its motion picture distribution rights. No material capital expenditures were made during the quarter ended on September 30, 2000.

On September 1, 2000, the Registrant entered into a Share Purchase Agreement with Westar Entertainment, Inc., a Nevada corporation ("Westar"), and its shareholders, Frano Columbu, Arthur Birzneck, and John G. Smith (see Exhibit 2 to this Form 10-QSB). Under the terms of this agreement, the Registrant purchased all of the issued and outstanding stock of Westar for $104,500, payable as follows: (a) the issuance of 190,000 shares of common stock of the Registrant ($0.50 per share), and (b) the payment of the sum of $9,500. This transaction was approved by the three shareholders of Westar by consent on September 28, 2000; it was approved by the shareholders of the Registrant at the annual of its shareholders held on October 23, 2000.

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

(l) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

Since June 27, 1997, there has been only a limited
public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations
governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In August 2000, the Registrant sold a total of 700,000 shares of its common stock to three investors for a total consideration of $210,000 ($0.30 per share). These funds are to be used as working capital for the Registrant. No commissions or fees were paid in connection with these sales. All of the these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 of Regulation D as promulgated by the U.S. Securities and Exchange Commission. In addition, all the sales were made to the following class of persons: accredited investors; that is, each investor has an individual net worth, or joint net worth with that person's spouse, at the time of his purchase in excess of $1,000,000, or had an individual income in excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

A Form 8-K was filed on September 29, 2000 to reflect the change in address of the corporate offices of the Registrant, and its new telephone number.

                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Eclipse Entertainment Group, Inc.



Dated: November 30, 2000           By: /s/ Arthur Birzneck
                                   Arthur Birzneck, President

                           EXHIBIT INDEX

Number                     Exhibit Description

2      Share Purchase Agreement between the Registrant and Westar
       Entertainment, Inc., Frano Columbu, Arthur Birzneck, and John G. Smith, dated September 1, 2000 (see below).

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