Form 10KSB
period 2000-12-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2001-04-19
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

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

The Registrant had no revenues for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001: Common Stock, par value $0.001 per share -- $1,424,118. As of March 31, 2000, the Registrant had 12,758,641 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one): Yes
No    X   .

(1) In October 1999, the Company issued 125,000 shares of common stock in error to an unrelated company. The Company has since placed a stop on the 125,000 shares issued. Accordingly, the shares of common stock issued and outstanding as of March 31, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.

                         TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                12

ITEM 3.  LEGAL PROCEEDINGS                                         12

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         13

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                           13

ITEM 6.    PLAN OF OPERATION                                       15

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             20

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                  20

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       20

ITEM 10.  EXECUTIVE COMPENSATION                                   23

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           25

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS                                     26

SIGNATURES                                                         28

PART I.

ITEM 1.  BUSINESS.

Business Development.

Eclipse Entertainment Group, Inc. ("Company") was incorporated on January 27, 1997 in the State of Nevada with the objective of satisfying a worldwide demand for quality, American entertainment that is developed under carefully managed budgets. Company will work to establish a network of foreign and domestic buyers to produce or acquire programming that directly meets their needs in terms of content and cost. The Company currently has no employees, other than the officers and directors, but anticipates adding several employees over the next twelve months. Therefore, the business activities of the Company are handled by the officers and directors at this time.

Business of the Company.

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

The Company has entered into a distribution agreement with Westar Entertainment, Inc. ("Westar") on January 1, 1998 pursuant to which this firm markets the Company's products both domestically and worldwide (see Exhibit 10.1 to this Form 10-KSB) (thus, the Company will be obligated to distribute its films exclusively through this company). Under this agreement, the Company and Westar Entertainment, Inc. will share gross receipts on a 50-50 basis. Under this agreement, Westar has complete authority to distribute the Company's films. Any and all distribution expense incurred by Westar are to be reimbursed to Westar by the Company. The initial term of this agreement is five years; it is to continue for successive one year periods thereafter, unless cancelled by either party on sixty days prior written notice.

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

V = Home Video
TV = Free TV/Pay TV
TH = Theatrical
DVD = Digital Video Disc
H = Hotel

The licensee from each of the countries listed have licensed various rights to the films for 5 year terms. During this term, these licensees have the right to exploit any of the rights that they have purchased within their respective territory. Upon receipt of payment, the licensee receives a Betacam SP or Digibeta tape version of the film and film trailer. This satisfies their requirements for Television, Home Video, and
Hotel releases.   While most of the films have been released on
Home Video and Television, it is impossible for the Company to track the release within a given territory as Westar is not currently participating in any revenue sharing or tracking agreements with the various licensees. If a licensee wishes to release a film theatrically, a 35mm film print must be released by Westar to that licensee. To date, there have been no known theatrical releases of any of the film products as no licensees have purchased 35mm film prints from the Company.

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

Historically, the largest companies, the so-called "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant box office receipts. Over the past decade, however, "Independents" or smaller film production and distribution companies, such as the Company, have played an increasing role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

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

Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, will make competing delivery systems economically viable and will significantly impact the home video market generally and, as a consequence, the Company's home video revenues.

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

(d)  Motion Picture Acquisition.

In addition to its own production activities, the Company continually seeks to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to maximize the number of films it can distribute in the emerging new delivery systems. To be successful, the Company must locate and track the development and production of numerous independent feature films.

(1) Types of Motion Pictures Acquired. The Company generally seeks to produce or acquire motion pictures of the action and action/adventure genres which will individually appeal to a targeted audience. The Company will be very selective in acquiring higher budget (over $10,000,000) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Company will acquire projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Company will attempt to acquire rights to motion pictures with a recognizable marquis "name" personality with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Company believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

(2) Methods of Acquisition. The Company will typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the Company acquires distribution rights following completion of most or all of the production and post-production process. These films will generally be acquired after management of the Company has viewed the film to evaluate its commercial viability.

The "pre-buy" basis refers to films in which the Company will acquire distribution rights prior to completion of a substantial portion of production and post-production. Management's willingness to acquire films on a pre-buy basis is based upon factors generally including the track record and reputation of the picture's producer, the quality and commercial value of the screenplay, the "package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an offer to acquire rights in a film on a pre-buy basis, the Company may work with the producer to modify certain of these elements. Once the modifications are considered acceptable, the Company's obligation to accept delivery and make payment will be conditioned upon receipt of a finished film conforming to the script reviewed by the Company and other specifications considered important by the Company.

(3) Sources of Distribution Rights. Typically, projects will be submitted directly to the Company for consideration. The Company will rely upon the personal contacts of its senior officers which have been generated through their prior business and personal dealings with Majors, other Independents, legal and accounting firms, business management firms, talent agencies, production lenders and personal managers who are actively involved in the production community.

(4) Acquisition Process. If the Company locates a motion picture project which it believes satisfies its criteria, the Company may pay an advance or a guaranteed minimum payment conditioned upon delivery of a completed film ("minimum guarantee") against a share or participation in the revenue actually received by the Company from the exploitation of a film in each licensed media. The minimum guarantee is generally paid prior to the film's release. Typically, the Company will recoup the minimum guarantee and certain other amounts from the distribution revenues realized by the Company prior to paying any additional revenue participation to the production company.

(5) Film Library. The Company's distribution rights, which may include either worldwide, foreign, or domestic rights, will generally range from an initial licensing cycle of seven to 21 years to perpetuity.

(e)  Feature Film Production.

The Company intends to produce one or more low-budget films each year. The Company has contracted with Westar to be the worldwide distributor of its films. The Company intends to retain distribution rights for licensing to third parties internationally through Westar. In unique circumstances, the Company may undertake limited domestic distribution or co-distribution activities.

The Company's feature film strategy generally will be to develop and produce feature films when the production budgets for the films are expected to be substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit the Company's financing risk or to obtain production loans, the Company often intends to purchase completion bonds to guarantee the completion of production.

ITEM 2.  PROPERTIES.

The Company currently rents its offices under a month to month lease for $2,500 per month from Franco Columbu, Chairman of the Board and Chief Executive Officer of the Company. The
Company has approximately $5,000 worth of officer furniture and equipment at this location.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of shareholders of the Registrant was held on October 23, 2000 for the following purposes:

1. To elect the following four nominees as Directors of the Company until the next Annual Meeting of shareholders and until their respective successors shall be elected and qualified:
Franco Columbu, Arthur Bizneck, John G. Smith, and Brent Nelson;

2. To approve the appointment of L.L. Bradford & Company as the Company's independent auditors for the new fiscal year which commenced on January 1, 2000; and

3. To approve an acquisition, which includes an exchange of shares, between the Company and Westar Entertainment, Inc., a Nevada corporation, whereby Westar would become a wholly owned subsidiary of the Company.

The Bylaws of the Registrant require that a majority of the outstanding shares of the Registrant entitled to vote, represented in person or by proxy, constitutes a quorum at a meeting of shareholders. At the Annual Meeting, at which a quorum was present, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter is as follows:

(a) Election of directors: A total of 6,900,770 shares voted in favor of each director nominee; there were no negative votes or abstentions.

(b) Appointment of accountants: A total of 6,900,770 shares voted in favor of this resolution; there were no negative votes or abstentions.

(c) Approval of acquisition: A total of 6,900,770 shares voted in favor of this resolution; there were no negative votes or abstentions.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

From June 27, 1997 to November 5, 1999, the Company's common stock was traded on the Over the Counter Bulletin Board. For the period of November 6, 1999 to September 13, 2000, the shares were traded on the Pink Sheets LLC. From November 14, 2000 to the present, the Registrant's common stock has been traded o the Bulletin Board (symbol "ECLE"). The range of closing prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 2000

                                                 High      Low

Quarter Ended March 31, 2000                     1.37      0.47
Quarter Ended June 30, 2000                      1.00      0.40
Quarter Ended September 30, 2000                 0.81      0.20
Quarter Ended December 31, 2000                  0.85      0.12

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                                 High      Low

Quarter Ended March 31, 1999                     0.48      0.25
Quarter Ended June 30, 1999 (1)                  0.37      0.25
Quarter Ended September 30, 1999 (1)             0.69      0.50
Quarter Ended December 31, 1999 (2)              1.00      0.19

(1)  The shares did not trade from May 1, 1999 through September
12, 1999.

(2)  The shares only traded for 13 days in the fourth quarter.

Holders of Common Equity.

As of March 31, 2001, there were approximately 60 shareholders of record of the Registrant's common stock.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it became a corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000:

On July 5, 2000, the Registrant issued 42,501 shares as payment for legal services to the Registrant in the amount of $12,750
($0.30 per share).

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

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained hereafter in this Form 10-KSB. Also, please refer to the subsequent section entitled Risk Factors Connected with Plan of Operation.

For the period from the Company's inception through the period reported by this Form 10-KSB, there have been no revenues and operating activities related primarily to establishing the management and operating infrastructure. The Company created the ability to acquire and license worldwide or sell distribution rights to independently produced feature films. The Company can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

The Company has a limited operating history.  The
Company must establish and maintain distribution on current rights to motion pictures, implement and successfully execute its business and marketing strategy, provide superior distribution of motion pictures, anticipate and respond to competitive developments and attract and retain qualified personnel. There is no assurance that the Company will be successful in addressing these needs.

Film costs represent a major component of the Company's assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs. The Company will amortize film costs using the individual film forecast method under which film costs are amortized for each film in the ratio that revenue earned in the current period for such film bears to management's estimate of the total revenue to be realized from all media and markets for such film. The Company currently has not generated revenues from such film costs; however, the three movies which the Company has obtained the distribution rights to (and subsequently assigned to Westar under the Distribution Agreement) have recently commenced distribution, and revenue from such distributions is anticipated during the current fiscal year. Net income in future years is in part dependent upon the Company's amortization of its film costs and may be significantly affected by periodic adjustments in such amortization.

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Company expects general and administrative expenses to increase as it commences to promote and market its motion picture distribution rights.

Risk Factors Connected with Plan of Operation.

(a)  Only Limited Prior Operations.

The Company has only limited operations and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

(b)  Need for Additional Financing May Affect Operations.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1.5 million in additional funds over the next 12 months through a private placement for production of its next feature film. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

(c)  Risks in Connection with Distribution of Films.

The Company typically acquires distribution rights in a
motion picture for  a  specified  term  in  one  or  more
territories   and  media.  In  some circumstances,  the Company
also acquires the copyright to the motion picture. The arrangements the Company enters into to acquire rights may include the Company agreeing to pay an advance or minimum guarantee for the rights acquired and/or agreeing to advance print and advertising costs, obligations which are independent of the actual financial performance of the motion picture being distributed. The risks incurred by the Company dramatically increase to the extent the Company takes such actions.

The Company also incurs significant risk to the extent it engages in development or production activities itself.
The Company may, in certain circumstances, reduce some of the foregoing risks by sub-licensing certain distribution rights in exchange for minimum guarantees from sub-licensees such as foreign sub-distributors. The investment by the Company in a motion picture includes the cost of acquisition of the distribution rights (including any advance or minimum guarantee paid to the producer), the amount of the production financed, and the marketing and distribution costs borne.

(d)  Substantial Competition.

The Company may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the motion picture industry have greater experience, resources, and managerial capabilities than the Company and may be in a better position than the Company to obtain access to attractive products. There are a number of larger companies which will directly compete with the Company. Such competition could have a material adverse effect on the Company's profitability or viability.

(e)  Other External Factors May Affect Viability of Company.

The motion picture industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' discretionary spending. Factors which leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

(f)  Control of the Company by Officers and Directors Over
Affairs of the Company.

The Company's officers and directors beneficially own approximately 27% (see "Security Ownership of Certain Beneficial Owners and Management") of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(g)  Success of Company Dependent on Management.

The Company's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(h) Conflicts of Interest May Affect Independence of Officers and Directors.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Company, any proposed investments for its evaluation.

(i) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by the Company.

The Company's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors.
The By-Laws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(j)  Absence of Cash Dividends

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(k)  No Cumulative Voting

Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(l)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

Since June 27, 1997, there has been only a limited public
market for the common stock of the Company. The common stock of the Company is quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(m)  Effects of Failure to Maintain Market Makers.

If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist
or  are   contemplated.   There  are  no   arrangements,
agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant. Messrs. Birzneck and Nelson joined the Registrant on its founding in 1997; Messrs. Columbu, and Smith joined the Registrant as directors on May 1, 1999.

(a)  Franco Columbu, Chairman of the Board & CEO

Dr. Columbu oversees all film and television activities of Eclipse. Dr. Columbu's extensive career in bodybuilding and power lifting has earned him every major title including the prestigious Mr. Olympia, Mr. World and Mr. Universe titles. His connections in the film industry are extensive, having appeared in film such as Pumping Iron, Stay Hungry, Conan the Barbarian, Running Man, and Terminator. He has produced two feature films, Beretta's Island and Doublecross, through his production company Franco Columbu Productions, Inc. He also has been featured in several national commercials and been a guest on numerous talk shows. In addition to his industry experience, Dr. Columbu maintains an active chiropractic practice and consults with private individuals on health concerns for over five years. From 1998 to the present, Mr. Columbu has also served as a Director of Westar

(b)  Art Birzneck, President  & COO/Director

Mr. Birzneck is responsible for overseeing all operational activities and the development of its domestic and international ventures. He is an executive producer of Westar's current feature film, The Process. Prior to Eclipse, Mr. Birzneck spent three years as president of Bask Entertainment Inc., a Vancouver, Canada based production company. He has participated financially in several film projects, most recently as an investor in Canadian-based HPP Production's Hero of the Planet. Mr. Birzneck also has been involved in promoting numerous Hip-Hop music groups. As a principal of MB Productions, his clients included Hip Hop artists Candy Man, Lighter Shade of Brown and the Rascalz. From 1998 to the present, Mr. Birzneck has also served as a Director of Westar

(c)  John G. Smith, Vice President, Legal Affairs/Director

Mr. Smith is a Cambridge, England educated lawyer, who has practiced corporate and commercial law in Western Canada for more than 30 years, with a specialization in entertainment and communications law. He is a principal, co-owner, and corporate counsel of The Beacon Group of Companies that manages the production, marketing, distribution and financing of motion pictures, studio projects and entertainment software. He is a member of the Canadian Bar Association and the Law Society of British Columbia; and was previously a governor of the Canadian Tax Foundation and a director of the BC Motion Picture Foundation, as well as a variety of performing arts organizations. From 1998 to the present, Mr. Smith has also served as a Director of Westar.

(d)  Brent Nelson, Treasurer/Director

Mr. Nelson has more than 15 years experience in corporate and project financing and serves on the boards of several companies in the United States and abroad: Palmworks, Inc., CybeRecord, Inc., Interactive Objects, Inc., International Digital Technology, Inc., Mobile PET Systems, Inc. and Polar Cargo Systems, Inc. Mr. Nelson has participated financially in several film and music industry projects, including MB Productions and the Canadian Hip Hop label Masiv Music. Approximately 5 years ago, he founded and became Managing Director of Northwest Capital Partners, L.L.C. a Bellevue, Washington based venture capital company. Northwest Capital is very active in both private and public financing on an international basis. Mr. Nelson also is executive producer of the Company's current feature film The Process.

(e)  Alec W. Rossa, Director

Mr. Rossa was elected to the Board of Directors in October
2000; he originally joined the company in June 1998 as Director of Investor Relations. One of the highlights of Mr. Rossa's career was growing his own office product dealership from a start-up in 1989 to the 86th fastest-growing company in Canada in 1994, as recognized by Profit, The Magazine for Canadian Entrepreneurs. In 1995 he sold this business to IKON Office Solutions of Victoria, British Columbia. From September 1995 to January 1997, Mr. Rossa, was employed as the Vice President/General Manager of IKON Office Solutions. In this position, he was responsible for all sales, servicing, distribution, and operations of office equipment for the company. For the period of January through October 2000, Mr. Rossa was a self-employed management consultant with CybeRecord Canada Ltd., a software development company.

Advisory Board

David Gideon Thomson

Mr. Gideon Thomson is a British entertainment consultant, executive and producer. He has been semi-retired for the last five years. Prior to that, he held top management positions including Managing Director of Polytel (Polygram's film and TV division), Deputy Chairman of the Robert Stigwood Organization and Chairman of Charisma Records and Films. During his tenure at Polytel and Robert Stigwood, Mr. Gideon Thomson was involved with many award-winning films and television programs, including such films as Saturday Night Fever and Grease; the stage production of Evita; McVicar; and the acclaimed film, Too Far To Go for NBC New York. He was also the executive producer of the feature film Quadrophenia. He has been an advisor to many US, UK and other European film and TV production and distribution companies.

The Company is presently in discussions with numerous business and motion picture industry executives for addition to the Advisory Board.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is aware the directors of the Registrant, except for Mr. Rossa, inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (January 18, 2000). Such forms have been prepared and filed with the SEC. In addition, after Mr. Rossa was elected to the Board of Directors in October 2000, he inadvertently failed to file a Form 3; such form is now in the process of being prepared for filing with the SEC.

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

(c) Other than as set forth below, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment:

At a meeting of the Board of Directors on October 23, 2000, the Registrant approved the establishment of an Incentive Stock Option Pool of 2,000,000 shares, and that a Non-Qualified Stock Option Pool of 2,500,000 shares, with options to be granted by the Company's Compensation Committee on such terms as that Committee may determine, within the terms and conditions of an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. No shares or options have yet been granted and issued under either plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2001 (12,758,641 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner(1)         Beneficial         Class
                                          Ownership(2)

Common     Brent Nelso                      2,771,270 (3)    21.72%
Stock      10900 N.E. 8th Street
           Bellevue, WA 98004

Common     Arthur Birzneck                    424,500         3.33%
Stock      10520 Venice Boulevard
           Culver City, California 90232

Common     Franco Columbu,                    68,750         0.54%
Stock      10520 Venice Boulevard
           Culver City, California 90232

Common     John G. Smith                           0         0.00%
Stock      1185 West Georgia Street
           Suite 910
           Vancouver, British Columbia
           V6E 4E6

Common     Alec W. Rossa                    120,000          0.94%
Stock      10520 Venice Boulevard
           Culver City, California 90232

Common     Shares of all directors and    3,384,520         26.53%
Stock      executive officers as a
           group (5 persons)

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) In October 1999, the Company issued 125,000 shares of common stock in error to an unrelated company. The Company has since placed a stop on the 125,000 shares issued. Accordingly, the 12,758,641 shares of common stock issued and outstanding as of March 31, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed. None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3)  This figure includes the 2,605,520 shares owned by Northwest
Capital Partners, L.L.C., 10900 N.E. 8th Street, Bellevue,
Washington 98004, since Mr. Nelson is the managing director of this firm.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a) There was a promissory note for $442,285 payable to Northwest Capital Partners, L.L.C., a shareholder of the Registrant controlled by Brent Nelson, an officer and director of the Registrant. The note was unsecured and payable on demand.
In October 1999 the Registrant issued 2,305,520 shares of Common Stock pursuant to Rule 504 Regulation D of the Securities Act of 1933 in satisfaction of that note.

(b) Northwest Capital Partners, L.L.C. has advanced the Registrant the sum of $995,040. There are no specific repayment terms on this advance, it is unsecured, with an imputed interest at 8%, and due on demand. The purpose of this advance was that the Registrant required additional funding to continue operating.

(c) The Registrant entered into a marketing agreement with Westar Entertainment, Inc., on January 1, 1998 under which this firm is providing marketing for the Registrant's products both domestically and worldwide (see Exhibit 10.1 to this Form 10-
KSB). Messrs. Columbu, Birzneck, and Smith are directors of Westar Entertainment, Inc. Currently, Messrs. Birzneck and Columbu each own approximately 40% of the issued and outstanding shares of Westar Entertainment, Inc., and Mr. Smith owns approximately 10%.

(d) The Registrant has entered into distribution agreement with Mr. Columbu, an officer and director of the Registrant, covering the films Beretta's Island and Double Cross (see Exhibit 10.2 to this Form 10-KSB). In addition, the Registrant has entered into a distribution agreement with Pinoy Productions, Inc. covering the film The Process (Mr. Birzneck, an officer and director of the Registrant, is also President of that company) (see Exhibit
10.3 to this Form 10-KSB).

(e) On September 1, 2000, the Registrant entered into a Share Purchase Agreement with Westar Entertainment, Inc., Frano Columbu, Arthur Birzneck, and John G. Smith (all shareholders of that firm) (see Exhibit 2 to this Form 10-KSB). The purpose of this agreement was for Westar Entertainment, Inc. to become a wholly-owned subsidiary of the Registrant. Although this contract has been executed by the parties, they subsequently decided not to proceed with the transaction until April 30, 2001.

(f) The Company currently rents its offices under a month to month lease for $2,500 per month from Franco Columbu, Chairman of the Board and Chief Executive Officer of the Company.

(g) Alec Rossa has advanced the Registrant the sum of $113,500. There are no specific repayment terms on this advance, it is unsecured, with an imputed interest at 8%, and due on demand. The purpose of this advance was that the Registrant required additional funding to continue operating.

(h) During the last quarter of fiscal 2000, the Company loaned $262,010 to Westar Entertainment, Inc. There are no specific repayment terms on this advance, it is unsecured, and due on demand.

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

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.                                    Page

Report of Independent Certified Public Accountants                  29

Balance Sheet as of December 31, 2000                               30

Statements of Operations for the year
ended December 31, 2000 and the year
ended December 31, 1999                                             31

Statement of Stockholders' Equity for the
year ended December 31, 2000 and the
year ended December 31, 1999                                        32

Statements of Cash Flows for the year
ended December 31, 2000 and the year
ended December 31, 1999                                             33

Notes to Financial Statements                                       34

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Eclipse Entertainment Group, Inc.


Dated: April 18, 2001             By: /s/  Arthur Birzneck
                                  Arthur Birzneck, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                          Date

/s/  Franco Columbu     Chairman of the Board/Chief           April 18, 2001
Franco Columbu          Executive Officer/Director

/s/  Arthur Birzneck    President/Chief Operating             April 18, 2001
Arthur Birzneck         Officer/Director

/s/  John G. Smith      Vice President, Legal                 April 18, 2001
John G. Smith           Affairs/Director

/s/  Brent Nelson       Treasurer (principal                  April 18, 2001
Brent Nelson            financial and accounting
                        officer)/Director

/s/  Alec W. Rossa      Director                              April 18, 2001
Alec W. Rossa

                   L.L. BRADFORD & COMPANY, LLC
           Certified Public Accountants & Consultants

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Eclipse Entertainment Group, Inc.
Culver City, California

We have audited the accompanying balance sheet of Eclipse Entertainment Group, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eclipse Entertainment Group, Inc. as of December 31, 1999, and the results of its activities and cash flows for the years ended
December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 28, 2001
Las Vegas, Nevada
2901 El Camino Avenue, Suite 105, Las Vegas, Nevada 89102 (702) 735-5030 Facsimile (702) 735-4854

                 ECLIPSE ENTERTAINMENT GROUP, INC.
                           BALANCE SHEET
                         DECEMBER 31, 2000

                              ASSETS

Current assets
Cash                                                $       2,759
Notes receivable - related party                          262,010
Total current assets                                      264,769

Film costs                                              1,910,895
Fixed assets, net                                             380
Other assets                                                  685

Total assets                                            2,176,729

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities                   77,565
Due to related parties                                  1,108,540
Stock subscription payable                                 50,000
Note payable                                               14,950
Total current liabilities                               1,251,055

Total liabilities                                       1,251,055

Stockholders' equity
Preferred stock - $.001 par value,
10,000,000 shares authorized, no shares issued                  -

Common stock - $.001 par value,
50,000,000 shares authorized, 12,758,641 shares
issued and outstanding                                     12,758
Additional paid in capital                              1,636,337
Accumulated deficit                                      (723,421)
Total stockholders' equity                                925,674

Total liabilities and stockholders' equity              2,176,729

See Accompanying Notes to Financial Statements

                  ECLIPSE ENTERTAINMENT GROUP, INC.
                       STATEMENTS OF OPERATIONS

                                        For The Year Ended December 31
                                             2000               1999

Revenues                                                -              -

General and administrative expenses               100,460        167,196

Loss from operations                             (100,460)      (167,196)

Other expense

Interest expense                                   47,688         44,229

Total other expenses                               47,688         44,229

Provision for income taxes                              -              -

Net loss                                         (148,148)      (211,425)

Basic and diluted loss per common share             (0.01)         (0.02)

Weighted average number of common
shares used in per share calculation           12,736,451      8,565,042

See Accompanying Notes to Financial Statements

                  ECLIPSE ENTERTAINMENT GROUP, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock     Addiional     Accumu     Total
                   Number        Amount  Paid-In       lated      Stock-
                   Of Shares             Capital       Deficit    holders'
                                                                  Equity

Balance at
January 1, 1999    3,465,000      3,465     754,470    (363,848)    394,087

Issuance of common
stock, $0.02
weighted average
price per
share              6,174,125      6,174     109,219           -     115,393

Issuance of common
stock for
past services,
$0.58                 71,495         71      41,431           -      41,502

Issuance of common
stock in
satisfaction of a
$486,515
promissory note
(including
interest of
$44,229), $0.21    2,305,520     2,306     484,209           -      486,515

Contributed
capital related
to compensation            -         -      25,000           -       25,000

Net loss                   -         -           -    (211,425)    (211,425)

Balance at
December 31, 1999  12,016,140   12,016   1,414,329    (575,273)     851,072

Issuance of
common stock,
$0.30
price per share       700,000      700     209,300           -      210,000

Issuance of
common stock for
past
services,
$0.30 price per
share                  42,501       42      12,708           -       12,750

Net loss                    -        -           -    (148,148)    (148,148)

Balance at
December 31, 2000  12,758,641   12,758   1,636,337    (723,421)     925,674

See Accompanying Notes to Financial Statement

               ECLIPSE ENTERTAINMENT GROUP, INC.
                   STATEMENTS OF CASH FLOWS

                                        For the Year Ended December 31
                                        2000                      1999

Cash flows from operating activities:
Net loss                                   (148,148)               (211,425)
Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation                                    253                     422

Services paid with common stock              12,750                  41,502

Compensation services contributed                 -                  25,000

Interest expense paid with common stock           -                  44,229

Changes in operating assets and liabilities:
Increase in film costs                     (801,000)               (133,420)
Increase (decrease) in accounts payable
and accrued liabilities                       3,203                  16,835

Net cash used by operating activities      (932,942)               (216,857)

Cash flows from investing activities:

Increase in note receivable                (262,010)                      -

Net cash used by investing activities      (262,010)                      -

Cash flows from financing activities:
Net increase in due to related parties      935,375                 103,800

Increase in stock subscription               50,000                       -

Proceeds from issuance of common stock      210,000                 115,393

Net cash provided by financing activities 1,195,375                 219,193

Net increase in cash                            423                   2,336

Beginning balance                             2,336                       -

Ending balance                                2,759                   2,336

Noncash financing activities:
2,305,520 shares of common stock
issued in satisfaction
of promissory note                                -                 486,515

See Accompanying Notes to Financial Statement

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share".
("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB
98'). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

Comprehensive income - The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed accordingly. No advertising costs were incurred for the years ended December 31, 2000 and 1999.

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

2.  FILM COSTS

Film costs totaling $1,910,895 at December 31, 2000 consist of completed but not released films. As of December 31, 2000 and 1999, amortization expenses have not been recorded since revenues have been not recognized for these periods. Management believes that these capitalized film costs will provide future revenue benefits. Accordingly, these costs will be amortized in the related periods when such revenues are generated in accordance with SFAS 53 as discussed in Note 1.

3.  FIXED ASSETS

Fixed assets consist primarily of office equipment with a historical cost of $2,196 and accumulated depreciation of $1,816 at December 31, 2000.

4.  RELATED PARTY TRANSACTIONS

As of December 31, 2000, the Company loaned $262,010 to an entity controlled by three directors of the Company. There are no specific repayment terms on this advance, it is unsecured, and due on demand.

Due to related parties at December 31, 2000 consist of the following:

Advances payable to an entity controlled by an
officer and director of the Company represent
advances, unsecured, imputed interest at 8%, and due on
demand                                                       $  995,040

Promissory note payable to a shareholder, unsecured,
bearing interest at 8%, and due on demand                       113,500

Total due to related parties                                 $1,108,540

In October 1999, the company issued 2,305,520 shares of common stock in satisfaction of a $486,515 promissory note (including interest of $44,229) due to an entity controlled by an officer and director of the Company.

5.  COMMON STOCK

In April 1999, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-4 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1-for-4 reverse stock split as if such reverse stock split occurred as of the Company's date of inception.

In October 1999, the Company issued 125,000 shares of common stock in error to an unrelated Company. The Company has since placed a stop on the 125,00 shares issued. Accordingly, the 12,758,641 shares of common stock issued and outstanding as of December 31, 2000, does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.

6.  INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

As of December 31, 2000, the Company had net operating loss carry-forwards of approximately $723,000 for both federal and state income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry-forwards, which begins to expire at various times starting in 2012, may be subject to certain limitations under section 382 of the Internal Revenue Service Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                          December 31       December 31
                                              2000              1999

Net operating loss                            (50,370)          (71,885)
Depreciation                                        -                 -
Total deferred tax assets                     (50,370)          (71,885)
Valuation allowance for deferred tax assets    50,370            71,885

Net deferred tax assets                             -                 -

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, accrued liabilities, and due to related parties approximate fair value because of the short-term maturity of these instruments.

8.  GOING CONCERN

The Company incurred a net loss of approximately $148,000 and $211,000 for the years ended December 31, 2000 and 1999, respectively, and current liabilities exceed current assets by approximately $986,000 as of December 31, 2000. The Company plans to earn revenue through the release of completed films during 2001. The Company will also seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              EXHIBIT INDEX

Number                      Exhibit Description

2      Share Purchase Agreement between the Registrant and Westar
       Entertainment, Inc., Frano Columbu, Arthur Birzneck, and John G. Smith, dated September 1, 2000 (incorporated by reference to
       Exhibit 2 of the Form 10-QSB filed on December 6, 2000).

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