Form 10QSB
period 2001-03-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2001-05-21
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001

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

As of March 31, 2001, the Registrant had 12,758,641 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one):
Yes   No X.

(1) In October 1999, the Registrant issued 125,000 shares of common stock in error to an unrelated company. The Registrant has since placed a stop on the 125,000 shares issued. Accordingly, the shares of common stock issued and outstanding as of March 31, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF MARCH 31, 2001                       3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                        4

         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                        5

         NOTES TO FINANCIAL STATEMENTS                            6

ITEM 2.  PLAN OF OPERATION                                        7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     14

ITEM 5.  OTHER INFORMATION                                       14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        15

SIGNATURE                                                        15

PART 1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                     ECLIPSE ENTERTAINMENT GROUP, INC.
                               BALANCE SHEET
                               MARCH 31, 2001
                                (Unaudited)

                                   ASSETS

Cash                                                   $     7,005
Note receivable                                            264,611
Total current assets                                       271,616

Film costs                                               1,960,895
Fixed assets, net                                              317
Other assets                                                   685
Total assets                                             2,233,513

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities                    87,016
Due to related parties                                   1,194,390
Note payable                                                14,950
Stock subscriptions payable                                 50,000
Total current liabilities                                1,346,356
Total liabilities                                        1,346,356

Stockholders' equity
Preferred stock - $.001 par value, 10,000,000
shares authorized, no shares issued                              -

Common stock - $.001 par value, 50,000,000
shares authorized, 12,758,641 shares
issued and outstanding                                      12,758

Additional paid in capital                               1,636,337

Accumulated deficit                                       (761,938)
Total stockholders' equity                                 887,157
Total liabilities and stockholders' equity               2,233,513

             See Accompanying Notes to Financial Statements

                    ECLIPSE ENTERTAINMENT GROUP, INC.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                         For the Three    For the Three
                                         Months Ended     Months Ended
                                         March 31, 2001   March 31, 2000

Revenues                                              -                -

General and administrative expenses              30,316           17,799
Loss from operations                            (30,316)         (17,799)

Other income (expenses)
Interest expense                                                  (6,078)
Total other expenses                             (8,201)          (6,078)
Provision for income taxes                            -                -
Net loss                                        (38,517)         (23,877)

Basic and diluted loss per
common share                                      (0.01)          (0.002)

Weighted average number of common
shares used in per share calculati           12,758,641       12,016,140

                 See Accompanying Notes to Financial Statements

                       ECLIPSE ENTERTAINMENT GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                         For the Three    For the Three
                                         Months Ended     Months Ended
                                         March 31, 2001   March 31, 2000

Cash flows from operating activities:
Net loss                                       (38,517)         (23,877)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation                                        63               51

Changes in operating assets and liabilities:
Increase in film costs                         (50,000)               -
Increase (decrease) in accounts payable
and accrued liabilities                          9,451           (2,377)
Increase in due to related party                     -          263,840
Net cash used by operating activ               (79,003)         237,637

Cash flows from investing activities:
Increase in promissory note receivable          (2,601)        (266,000)
Net cash used by investing activities           (2,601)        (266,000)

Cash flows from financing activities:
Increase in due to related parties              85,850                -
Proceeds from stock subscriptions payable            -          210,000
Net cash provided by financing activities       85,850          210,000
Net increase in cash                             4,246          181,637
Beginning balance                                2,759            2,336
Ending balance                                   7,005          183,973

               See Accompanying Notes to Financial Statements

                   ECLIPSE ENTERTAINMENT GROUP, INC.
                     NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2000 financial statements of Eclipse Entertainment Group, Inc. ("the Company") included in the Form 10-KSB filed by the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party at March 31, 2001 consists of advances to an entity controlled by an officer and stockholder of the Company. The balance of $264,611 is unsecured and due on demand.

Due to related parties at March 31, 2001 consist of the following:

Advances payable to an entity controlled by an
officer and stockholder of the Company represent
advances, unsecured, imputed interest at 8%, and due on
demand                                                       $1,080,890

Promissory note payable to a stockholder, unsecured,
bearing interest at 8%, and due on demand                       113,500

Total due to related parties                                 $1,194,390

NOTE 3 - STOCK SUBSCRIPTIONS PAYABLE

At March 31, 2001, stock subscriptions payable consist of a subscription agreement totaling $50,000 for the future issuance of 166,667 shares of the Company's common stock.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this Form 10-QSB. Also, please refer to the subsequent section entitled Risk Factors Connected with Plan of Operation.

Twelve Month Plan of Operation.

For the period from the Registrant's inception through the period reported by this Form 10-QSB, there have been no revenues and operating activities related primarily to establishing the management and operating infrastructure. The Registrant created the ability to acquire and license worldwide or sell distribution rights to independently produced feature films. The Registrant can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

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

(b)  Need for Additional Financing May Affect Operations.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $1.5 million in additional funds during 2001 through a private placement for production of its next feature film. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

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

(l)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

Since June 27, 1997, there has been only a limited public
market for the common stock of the Registrant. The common stock of the Registrant is quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

There were no sales of unregistered securities in the quarter ended March 31, 2001.

Use Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the the first quarter of the fiscal year covered by this Form 10-QSB.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Eclipse Entertainment Group, Inc.



Dated: May 18, 2001                By: /s/ Arthur Birzneck
                                   Arthur Birzneck, President

                               EXHIBIT INDEX

Number                         Exhibit Description

2 Share Purchase Agreement between the Registrant and Westar Entertainment, Inc., Frano Columbu, Arthur Birzneck, and John G. Smith, dated September 1, 2000
      (incorporated by reference to Exhibit 2 of the Form 10-
       QSB filed on December 6, 2000).

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