Form 10QSB
period 2001-06-30
ECLIPSE ENTERTAINMENT GROUP INC
filed 2001-08-24
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2001

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

As of June 30, 2001, the Registrant had 13,049,641 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one):
Yes   No    X.

(1) In October 1999, the Registrant issued 125,000 shares of common stock in error to an unrelated company. The Registrant has since placed a stop on the 125,000 shares issued. Accordingly, the shares of common stock issued and outstanding as of June 30, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF JUNE 30, 2001                          3

         STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                            4

         STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                            5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  PLAN OF OPERATION                                          9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       15

ITEM 5.  OTHER INFORMATION                                         15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURE                                                          16

PART 1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   ECLIPSE ENTERTAINMENT GROUP, INC.
                            BALANCE SHEET
                            JUNE 30, 2001
                              (Unaudited)

                                 ASSETS

Cash                                                         $          848
Note receivable - related party                                     357,310
Total current assets                                                358,158

Film costs                                                        2,040,895
Fixed assets, net                                                       254
Other assets                                                            800

Total assets                                                      2,400,107

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities                             88,451
Due to related parties                                            1,181,290
Convertible notes payable                                           254,950
Total current liabilities                                         1,524,691

Total liabilities                                                 1,524,691

Stockholders' equity
Preferred stock - $.001 par value, 10,000,000
shares authorized, no shares issued                                       -

Common stock - $.001 par value, 50,000,000
shares authorized, 13,049,641 shares
issued and outstanding                                               13,049

Additional paid in capital                                        1,779,296

Accumulated deficit                                                (916,929)

Total stockholders' equity                                          875,416

Total liabilities and stockholders' equity                        2,400,107

               See Accompanying Notes to Financial Statements

                     ECLIPSE ENTERTAINMENT GROUP, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                     Three Months Ended     Six Months Ended
                                          June 30              June 30
                                      2001         2000     2001        2000

Revenues                                     -          -          -         -

General and administrative expenses     152,972     22,676    183,287   18,589

Loss from operations                   (152,972)   (22,676)  (183,287) (18,589)

Other expenses
Interest expense                          2,019          -     10,221   11,092

Total other expenses                      2,019          -     10,221   11,092

Provision for income taxes                    -           -         -        -

Net loss                               (154,991)    (22,676) (193,508) (29,681)

Basic and diluted loss per
common share                              (0.01)      (0.01)    (0.01)  (0.002)

Weighted average number of common
Shares used in per share calculation
- basic and diluted                12,932,974  12,016,140 12,845,808 12,016,140

                  See Accompanying Notes to Financial Statements

                       ECLIPSE ENTERTAINMENT GROUP, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                  For the Six     For the Six
                                                    Months           Months
                                                     Ended            Ended
                                                  June 30 2001    June 30 2000

Cash flows from operating activities:
Net loss                                               (193,508)      (29,681)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation                                                126           103
Stock issued for services                                93,250             -
Changes in operating assets and liabilities:
Increase in film costs                                 (130,000)            -
Increase in deposits                                       (115)     (175,000)
Increase (decrease) in accounts payable
and accrued liabilities                                 250,886       (23,050)

Net cash provided (used) by operating activities         20,639      (227,628)

Cash flows from investing activities:
Increase in promissory note receivable
- related party                                         (95,300)     (258,000)

Net cash used by investing activities                   (95,300)     (258,000)

Cash flows from financing activities:
Increase in due to related parties                       72,750       273,839
Proceeds from stock subscriptions payable                     -       210,000

Net cash provided by financing activities                72,750       483,839

Net decrease in cash                                     (1,911)       (1,789)

Beginning balance                                         2,759         2,336

Ending balance                                              848           547

Supplemental cash flow information:
Non-cash transaction:
167,000 shares of common stock issued to satisfy
stock subscription payable                               50,000             -

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party at June 30, 2001 consists of advances to an entity controlled by an officer and stockholder of the Company. The balance of $357,310 is unsecured and due on demand.

Due to related parties at June 30, 2001 consist of the following:

Advances payable to an entity controlled by an
officer and stockholder of the Company represent
advances, unsecured, imputed interest at 8%, and due on
demand                                                        $1,072,790

Promissory note payable to a stockholder, unsecured,
bearing interest at 8%, and due on demand                        108,500

Total due to related parties                                  $1,181,290

NOTE 3 - CONVERTIBLE NOTES PAYABLE

During May 2001, the Company entered into unsecured loan agreements with two individuals to borrow a principal amount up to $240,000 of which the entire amount has been drawn on as of June 30, 2001. The term of the loan is for one-year, no stated interest and maturing in May 2002. These lenders have the option of converting these loans into shares of restricted common stock, at $0.25 per share, based on the unpaid principal balance of the loans. Furthermore, these lenders will receive 200,000 shares of restricted common stock as bonus shares.

Due to the conversion feature of the debt, the Company will record significant amounts of deemed interest over the term of these loans based on the difference of the Company's historical closing price of $0.34 of its common stock on the loan dates of May 15, 2001. Additionally, the bonus shares are also considered deemed interest over the term of these loans based on the Company's historical closing price of its common stock on the loan dates. During the three and six months ended June 30, 2001, the Company recorded $13,900 of deemed interest expense relating to the conversion feature and bonus shares and anticipates over the term of these loans to record an additional $97,300 of deemed interest expense.

NOTE 4 - STOCKHOLDERS' EQUITY

During 2001, the Company issued shares of its common stock as follows:

100,000 shares of common stock issued for consulting services provided during 2001 by a director/shareholder valued at $81,250.

167,000 shares of common stock issued to an individual in satisfaction of a $50,000 stock subscription payable.

24,000 shares of common stock issued for legal services provided during 2001 by an individual valued at $12,000.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective
January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

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

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

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

The Company incurred a net loss of $211,425 for the fiscal year ended December 31, 1999, $148,148 for the fiscal year ended December 31, 2000, and $193,508 for the six months ended June 30, 2001. The Company's current liabilities exceed its current assets by $260,141 as of December 31, 1999, $986,286 as of December 31, 2000, and $1,166,533 as of June 30, 2001. At June
30, 2001, the Company had an accumulated deficit of $916,929. This raises substantial doubt about the Company's ability to continue as a going concern.

(b) Need for Additional Financing May Affect Operations and Plan of Business.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1.5 million in additional funds during 2001 through a private placement for production of its next feature film. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(d)  Substantial Competition May Affect Ability to Sell Products.

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

(f)  Control by Officers and Directors Over Affairs of the
Company May Override Wishes of Other Stockholders.

The Company's officers and directors beneficially own approximately 27% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

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

(h)  Potential Conflicts of Interest May Affect Ability of
Officers and Directors to Make Decisions in the Best Interests of
Company.

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

(i) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

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

(j)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

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

(k) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Company.

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

(l)  No Assurance of Continued Public Trading Market and Risk of
Low Priced Securities May Affect Market Value of Company's Stock.

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

(m)  Failure to Maintain Market Makers May Affect Value of
Company's Stock.

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

(n)  Sale of Shares Eligible For Future Sale Could Adversely
Affect the Market Price.

All of the approximate 3,384,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(o)  Status as a Pseudo California Corporation Could Adversely
Affect the Operation of the Company.

Section 2115 of the California General Corporation Law subjects foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Section 2115 does not apply to any corporation which, among other things, has outstanding securities designated as qualified for trading as a national market security on NASDAQ if such corporation has at least eight hundred holders of its equity securities as of the record date of its most recent annual meeting of shareholders.

Some of the substantive provisions of California which apply to the Company include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. Currently, the Company does not meet the requirement of a pseudo California corporation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the quarter ended June 30, 2001; no commissions or fees were paid in connection with any of these sales:

(a) 100,000 shares of common stock issued for consulting services rendered by a director/shareholder valued at $81,250.

(b) 167,000 shares of common stock issued to an individual in satisfaction of a $50,000 stock subscription payable.

(c) 24,000 shares of common stock issued for legal services provided during 2001 by an individual valued at $12,000.

All of these sales were undertaken under Rule 506 of Regulation D by the fact that:

the sales were made to a sophisticated investors as defined in Rule 502;

the company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, the company advised each purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

Use of Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Eclipse Entertainment Group, Inc.



Dated: August 21, 2001                 By: /s/ Arthur Birzneck
                                       Arthur Birzneck, President

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

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on June 27, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on June 27, 2000).

4.1    Convertible Promissory Note issued by the Registrant to
       Michael Wiesmann, dated May 15, 2001 (see below).

4.2    Convertible Promissory Note issued by the Registrant to
       Martin McCurry, dated May 15, 2001 (see below).

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

                                EX-4.1

                    CONVERTIBLE PROMISSORY NOTE


US$120,000                PROMISSORY NOTE                 MAY 15, 2001

FOR VALUE RECEIVED, ECLIPSE ENTERTAINMENT GROUP, INC. ("Eclipse"), a Nevada Corporation listed on the OTCBB ("ECLE") hereby promises to pay to or to the order of MICHAEL WIESMANN ("Holder") at such place as the Holder may designate, the sum of One Hundred and Twenty Thousand Dollars ($120,000) in United States Currency (the "Principal Amount") five business days after demand for payment being made by Holder, which demand shall not be made before August 15, 2001. The Principal Amount shall be paid in any event no later than May 15, 2002 (the "Due Date"). Upon payment of the Principal Amount Eclipse shall cause to be issued to the Holder Two Hundred Thousand (200,000) restricted shares of stock of Eclipse (the "Bonus Shares").

PROVIDED HOWEVER, that, at any time between August 15, 2001 and the Due Date, the Holder may at his option, give written notice to Eclipse that, in lieu of receiving the Principal Amount and the Bonus Shares, the Holder elects to receive Four Hundred and Eighty Thousand (480,000) restricted shares of stock of Eclipse valued at $0.25 per share in full satisfaction of all Eclipse's obligations hereunder, in which event Eclipse shall cause to be issued Four Hundred and Eighty Thousand (480,000) restricted shares of stock of Eclipse (the "Elected Shares").

The Holder has the right to assign this Promissory Note and all benefits hereunder to a Corporation of which the Holder is a stockholder by giving Eclipse notice of such assignment, and may, with the written consent of Eclipse, assign this Promissory Note to any other person, firm or corporation.

Delay on the part of the Holder in the exercise of any power or right hereunder shall not operate as a waiver of such power or right or preclude other or further exercise thereof or the exercise of any other power or right.

Eclipse hereby waives presentment, demand for payment, notice of dishonor or acceleration, protest and notice of protest, and any and all other notices or demands in connection with delivery, acceptance, performance, default or enforcement of this Promissory Note.

If this Promissory Note is not paid when due, or the Bonus
Shares or Elected Shares are not issued when due, or if any other event of default occurs hereunder, Eclipse agrees to pay all costs of enforcement and collection, including, but not limited to, reasonable legal fees, whether or not such enforcement and collection includes the filing of a lawsuit.

This Promissory Note shall enure to the benefit of and bind the successors and permitted assigns of Eclipse and the Holder.

Any notice, request or other communication in connection with this Promissory Note, including any demand, any change of address for receipts thereof, shall be in writing and be well and sufficiently given if delivered, mailed or faxed:

(a)  in the case of Eclipse, to

Eclipse Entertainment Group, Inc.
10520 Venice Blvd.
Culver City, CA  90232
Attention: Art Birzneck
Phone: (310)836-6790
Fax:      (310)836-6795

(b)  In the case of Holder, to:

Michael Wiesmann
2225 94th Avenue, N.E.
Clyde Hill, WA 98004
Fax: (425) 451-7411

Any such notice, request, communication or demand shall be conclusively deemed to have been given and received when delivered, or, if mailed, on the third business day following that on which it was mailed, or, if sent by fax, on the first business day following the day on which it was faxed.

This Promissory Note shall be governed by the laws of California. Any action to enforce this Promissory Note may be brought in the courts of California.

IN WITNESS WHEREOF, Eclipse has executed this Promissory
Note as at the 15th day of May, 2001.

                                    ECLIPSE ENTERTAINMENT GROUP, INC.


                                    By: /s/  Arthur Birzneck
                                    Arthur Birzneck, President

                                 EX-4.2

                      CONVERTIBLE PROMISSORY NOTE


US$120,000                  PROMISSORY NOTE                    MAY 15, 2001

FOR VALUE RECEIVED, ECLIPSE ENTERTAINMENT GROUP, INC. ("Eclipse"), a Nevada Corporation listed on the OTCBB ("ECLE") hereby promises to pay to or to the order of MARTIN McCURRY ("Holder") at such place as the Holder may designate, the sum of One Hundred and Twenty Thousand Dollars ($120,000) in United States Currency (the "Principal Amount") five business days after demand for payment being made by Holder, which demand shall not be made before August 15, 2001. The Principal Amount shall be paid in any event no later than May 15, 2002 (the "Due Date"). Upon payment of the Principal Amount Eclipse shall cause to be issued to the Holder Two Hundred Thousand (200,000) restricted shares of stock of Eclipse (the "Bonus Shares").

PROVIDED HOWEVER, that, at any time between August 15, 2001 and the Due Date, the Holder may at his option, give written notice to Eclipse that, in lieu of receiving the Principal Amount and the Bonus Shares, the Holder elects to receive Four Hundred and Eighty Thousand (480,000) restricted shares of stock of Eclipse valued at $0.25 per share in full satisfaction of all Eclipse's obligations hereunder, in which event Eclipse shall cause to be issued Four Hundred and Eighty Thousand (480,000) restricted shares of stock of Eclipse (the "Elected Shares").

The Holder has the right to assign this Promissory Note and all benefits hereunder to a Corporation of which the Holder is a stockholder by giving Eclipse notice of such assignment, and may, with the written consent of Eclipse, assign this Promissory Note to any other person, firm or corporation.

Delay on the part of the Holder in the exercise of any power or right hereunder shall not operate as a waiver of such power or right or preclude other or further exercise thereof or the exercise of any other power or right.

Eclipse hereby waives presentment, demand for payment, notice of dishonor or acceleration, protest and notice of protest, and any and all other notices or demands in connection with delivery, acceptance, performance, default or enforcement of this Promissory Note.

If this Promissory Note is not paid when due, or the Bonus
Shares or Elected Shares are not issued when due, or if any other event of default occurs hereunder, Eclipse agrees to pay all costs of enforcement and collection, including, but not limited to, reasonable legal fees, whether or not such enforcement and collection includes the filing of a lawsuit.

This Promissory Note shall enure to the benefit of and bind the successors and permitted assigns of Eclipse and the Holder.

Any notice, request or other communication in connection with this Promissory Note, including any demand, any change of address for receipts thereof, shall be in writing and be well and sufficiently given if delivered, mailed or faxed:

(c)  in the case of Eclipse, to

Eclipse Entertainment Group, Inc.
10520 Venice Blvd.
Culver City, CA  90232
Attention: Art Birzneck
Phone: (310)836-6790
Fax:      (310)836-6795

(d)  In the case of Holder, to:

Martin McCurry
12935 169 Avenue, N.E.
Redmond, WA 98052

Any such notice, request, communication or demand shall be conclusively deemed to have been given and received when delivered, or, if mailed, on the third business day following that on which it was mailed, or, if sent by fax, on the first business day following the day on which it was faxed.

This Promissory Note shall be governed by the laws of California. Any action to enforce this Promissory Note may be brought in the courts of California.

IN WITNESS WHEREOF, Eclipse has executed this Promissory
Note as at the 15th day of May, 2001.

                                   ECLIPSE ENTERTAINMENT GROUP, INC.


                                   By: /s/  Arthur Birzneck
                                   Arthur Birzneck, President