Form 10QSB
period 2001-09-30
ECLIPSE ENTERTAINMENT GROUP INC
filed 2001-11-14
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                         COMMISSION FILE NUMBER: 0-28219

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

     As of September 30, 2001, the Registrant had 13,279,641 shares of common stock issued and outstanding (1).

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

(1) In October 1999, the Registrant issued 125,000 shares of common stock in error to an unrelated company. The Registrant has since placed a stop on the 125,000 shares issued. Accordingly, the shares of common stock issued and outstanding as of September 30, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                         3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                  4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                  5

              NOTES TO FINANCIAL STATEMENTS                              6

     ITEM 2.  PLAN OF OPERATION                                          9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        15

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

     ITEM 5.  OTHER INFORMATION                                        16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         16

SIGNATURE                                                              17

PART 1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                       ECLIPSE ENTERTAINMENT GROUP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                      ASSETS

Current assets
Cash                                                            $      193
Note receivable - related party                                    357,310
Total current assets                                               357,503

Film costs                                                       2,040,895
Fixed assets, net                                                      190
Other assets                                                           800

Total assets                                                     2,399,388

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities                           153,795
Due to related parties                                           1,186,440
Convertible notes payable                                          240,000
Total current liabilities                                        1,580,235

Total liabilities                                                1,580,235

Stockholders' equity
Preferred stock - $.001 par value, 10,000,000
shares authorized, no shares issued                                      -
Common stock - $.001 par value, 50,000,000
shares authorized, 13,279,641 shares
issued and outstanding                                              13,279
Additional paid in capital                                       1,845,966
Accumulated deficit                                             (1,040,092)
Total stockholders' equity                                         819,153

Total liabilities and stockholders' equity                       2,399,388

             See Accompanying Notes to Financial Statements

                      ECLIPSE ENTERTAINMENT GROUP, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                              For the Three      For the Three        For the Nine        For the Nine
                              Months Ended       Months Ended         Months Ended        Months Ended
                              September 30       September 30         September 30        September 30
                                  2001               2000                 2001                2000
Revenues                      $          -       $          -         $          -        $          -

General and administrative
expenses                            72,769             16,031              256,056              34,619

Loss from operations               (72,769)           (16,031)            (256,056)            (34,619)

Other expenses
 Interest expense                   50,394             10,498               60,615              21,590

Total other expenses                50,394             10,498               60,615              21,590

Provision for income taxes               -                  -                    -                   -

Net loss                          (123,163)           (26,529)            (316,671)            (56,209)

Basic and diluted loss per
common share                         (0.01)             (0.00)               (0.02)              (0.00)

Weighted average number of
common shares used in per share
calculation - basic and
diluted                         13,266,163         12,487,879           13,248,612          12,174,534



                         See Accompanying Notes to Financial Statements

                             ECLIPSE ENTERTAINMENT GROUP, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                               For the Nine       For the Nine
                                               Months Ended       Months Ended
                                               September 30       September 30
                                                  2001               2000

Cash flows from operating activities:
 Net loss                                      $   (316,671)      $    (56,209)
 Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities:
   Depreciation                                         190                153
   Stock issued for services                        210,150                  -
Changes in operating assets and liabilities:
 Increase in film costs                            (130,000)                 -
 Increase in deposits                                  (115)                 -
 Increase (decrease) in accounts payable
  and accrued liabilities                           251,280            (11,691)
  Net cash provided (used) by operating
  activities                                         14,834            (67,747)

Cash flows from investing activities:
 Increase in advances from related parties                -           (800,000)
 Increase in promissory note receivable -
  related party                                     (95,300)          (286,150)
  Net cash used by investing activities             (95,300)        (1,086,150)

Cash flows from financing activities:
 Increase in advances to related parties             77,900            917,839
 Proceeds from stock subscriptions payable                -            260,000
  Net cash provided by financing activities          77,900          1,177,839

Net increase (decrease) in cash                      (2,566)            23,942
Beginning balance                                     2,759              2,336
Ending balance                                          193             26,278

Supplemental cash flow information:
 Non-cash transaction:
  2,305,520 shares of common stock issued to
   satisfy promissory note                               -             486,514

  700,000 shares of common stock issued to
   satisfy stock subscriptions payable                   -             210,000

  167,000 shares of common stock issued to
   satisfy Stock subscription payable               50,000                   -

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party at September 30, 2001 consists of advances to an entity controlled by an officer and stockholder of the Company. The balance of $357,310 is unsecured and due on demand.

Due to related parties at September 30, 2001 consist of the following:

Advances payable to an entity controlled by an
   officer and stockholder of the Company represent
   advances, unsecured, imputed interest at 8%, and due on
   demand                                                      $1,077,940

Promissory note payable to a stockholder, unsecured,
   bearing interest at 8%, and due on demand                      108,500

Total due to related parties                                   $1,186,440

NOTE 3 - CONVERTIBLE NOTES PAYABLE

During May 2001, the Company entered into unsecured loan agreements with two individuals to borrow a principal amount up to $240,000 of which the entire amount has been drawn on as of September 30, 2001. The term of the loan is for one-year, no stated interest and maturing in May 2002. These lenders have the option of converting these loans into shares of restricted common stock, at $0.25 per share, based on the unpaid principal balance of the loans. Furthermore, these lenders will receive 200,000 shares of restricted common stock as bonus shares.

Due to the conversion feature of the debt, the Company will record significant amounts of deemed interest over the term of these loans based on the difference of the Company's historical closing price of $0.34 of its common stock on the loan dates of May 15, 2001. Additionally, the bonus shares are also considered deemed interest over the term of these loans based on the Company's historical closing price of its common stock on the loan dates. During the three and nine months ended September 30, 2001, the Company recorded $41,700 of deemed interest expense relating to the conversion feature and bonus shares and anticipates over the term of these loans to record an additional $69,500 of deemed interest expense.

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

190,000 shares of common stock issued for past services performed by the three officers/directors of the Company during 2001 valued at $58,900.

40,000 shares of common stock issued for past consulting services during 2001 by an individual valued at $8,000.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after September 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

     The Company incurred a net loss of $211,425 for the fiscal year ended December 31, 1999, $148,148 for the fiscal year ended December 31, 2000, and $316,671 for the nine months ended September 30, 2001. The Company's current liabilities exceed its current assets by $260,141 as of December 31, 1999, $986,286 as of December 31, 2000,
and $1,222,732 as of September 30, 2001. At September 30, 2001, the Company had an accumulated deficit of $1,040,092. This raises substantial doubt about the Company's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $2 million in additional funds during the next 12 months through a private financing for production of its next feature film and acquisition of films. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(n) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 3,400,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered securities during the quarter ended September 30, 2001:

(a) 190,000 shares of common stock issued for past services performed by the three officers/directors of the Company during 2001 valued at $58,900.

(b) 40,000 shares of common stock issued for past consulting services during 2001 by an individual valued at $8,000.

No commissions or fees were paid in connection with any of these sales. All of these sales were undertaken under Rule 506 of Regulation D by the fact that:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     Alec W. Rossa resigned as a director of the company effective on July 1, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     There were no reports on Form 8-K filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Eclipse Entertainment Group, Inc.



Dated: November 12, 2001             By: /s/ Arthur Birzneck
                                     Arthur Birzneck, President

                                   EXHIBIT INDEX

Number                        Exhibit Description

2     Share Purchase Agreement between the Registrant and Westar
      Entertainment, Inc., Franco Columbu, Arthur Birzneck, and
      John G. Smith, dated September 1, 2000 (incorporated by reference to Exhibit 2 of the Form 10-QSB filed on December 6, 2000).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on June 27, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on June 27, 2000).

4.1   Convertible Promissory Note issued by the Registrant to
      Michael Wiesmann, dated May 15, 2001 (incorporated by reference to Exhibit 4.1 of the Form 10-QSB filed on August 23, 2001).

4.2   Convertible Promissory Note issued by the Registrant to
      Martin McCurry, dated May 15, 2001 (incorporated by reference to Exhibit 4.2 of the Form 10-QSB filed on August 23, 2001).

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