Form 10KSB
period 2001-12-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2002-05-17
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from ___________________ to ___________________

Commission file number: 0-28219


                        ECLIPSE ENTERTAINMENT GROUP, INC.
                 (Name of small business issuer in its charter)


                   Nevada                                        91-1766849
      (State or other jurisdiction of                          (I.R.S Employer
       incorporation or organization)                        Identification No.)


10520 Venice Boulevard, Culver City, California                    90232
   (Address of principal executive offices)                      (Zip Code)


                   Issuer's telephone number: (310) 836-6790


          Securities registered under 12(b) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 4th, 2002, the aggregate market value of shares held by non-affiliates (based on the close price on that date $.11) was $1,197,053.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 14,146,821 as of March 5th, 2002.

This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT.

Eclipse Entertainment Group, Inc. ("Company") was incorporated on January 27, 1997 in the State of Nevada with the objective of satisfying a worldwide demand for quality, American entertainment that is developed under carefully managed budgets. The Company will work to establish a network of foreign and domestic buyers to produce or acquire programming that directly meets their needs in terms of content and cost. The Company currently has no employees, other than the officers and directors, but anticipates adding several employees over the next twelve months. Therefore, the business activities of the Company are handled by the officers and directors at this time.

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

Eclipse Entertainment, through its wholly owned subsidiary Ancient Warriors Film, LLC, has just completed production of the film, Ancient Warriors. The film is 70% owned by Ancient Warriors LLC and 30% owned by Franco Columbu, Eclipse's CEO and Director. The anticipated final budget for the movie is $3,040,000USD. Pursuant to a contract between Franco Columbu, Ancient Warriors LLC, and Eclipse Entertainment, the first monies generated from the film are to be used to recoup costs as follows; 70% of the monies are to be distributed to investors in the film, proportionally until repaid in full.
Ancient Warriors LLC is to receive 10 % of the monies for administration fees, royalties and remaining salaries and 20% of the monies are to go to the distributor of the film, Eclipse Releasing. Eclipse Releasing is a wholly owned subsidiary Eclipse Entertainment.

Upon reimbursement to the entities and individuals named above, the remaining proceeds are to be divided as follows. Investors in Ancient Warrior LLC shall receive 20% of the net profit as a continuing royalty, proportionate to their respective investments. 10% of the net profit is to go to Ancient Warriors LLC and 20% is to go to Eclipse Releasing. The remaining 30% of the net profit shall go to Eclipse Entertainment directly. In addition, Franco Columbu, Eclipse's Director and CEO, will receive 10 % of the net profit as a Producer fee. Art Birzneck, the Company's President and Director, will receive 10% of the net profit from the film for performing the duties of Executive Producer on the film. (See Exhibit 10.4)

Eclipse is currently pursuing distribution through major and mini major U.S. studios, and plans to launch foreign sales at the Cannes Film Festival this year. If we do not sign an agreement with a studio, we will actively promote the movie to major cable companies and video distributors.

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

Beretta's Island stars Franco Columbu (MR. OLYMPIA) and Ken Kercheval with a special appearance by Arnold Schwarzenergger. Double Cross stars Franco Columbu, William Smith (Conan), Frank Stallone and Barbara Niven. The Process stars and is directed by Ernie Reyes, Jr. (Red Sonja, Ninja Turtles I & II), Cori Nemec (Drop Zone) and Ernie Reyes, Sr. (Surf Ninjas). Under the agreement with Westar, the rights obtained by the Company to these three films have been assigned to Westar for distribution.

To date, Westar has, in the ordinary course of business, entered into distribution agreements covering the films noted above, as follows:

Title             Rights                    Territory          Licensee
-----             ------                    ---------          --------
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

(a) THE MOTION PICTURE INDUSTRY.

     The motion picture industry is divided into two segments: the financing, developing and production of feature films and the marketing, promotion and distribution of completed motion pictures through a variety of mediums.

     Historically, the largest companies, known as "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing feature films, which generate significant box office receipts. However, over the past decade smaller film production and distribution companies like Eclipse, known as "Independents," have played increasing roles in filling the worldwide demand for filmed entertainment products.

     The "Majors" and "mini-Majors" such as Universal Pictures, Warner Bros. Pictures, Metro-Goldwyn-Mayer, Inc., Twentieth Century Fox Film Corporation, Paramount Pictures Corporation, Sony Pictures Entertainment (Columbia/TriStar Pictures) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures) usually own their own production studios (including lots, sound stages and post-production facilities), and have nationwide and worldwide distribution organizations. These companies normally release pictures with direct production costs ranging from $25,000,000 to $75,000,000 and provide a continual source of pictures to film exhibitors. Many of the "Majors" have divisions, which are promoted as "Independent" distributors of motion pictures. These "Independent" include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), The Samuel Goldwyn

Company (a division of Metro-Goldwyn -Mayer), October Films (a division of Universal Pictures), New Line (a division of Time Warner) and Republic Pictures (a division of Viacom). These "Independents" engage primarily in the distribution of motion pictures produced by companies other than the "Majors".

ANCIENT WARRIORS, THE PROCESS, BERETTA'S ISLAND, and DOUBLE CROSS are termed "Independent feature films". This means that these movies were produced without the initial backing of a "Major" studio. During the past decade "Independents" enjoyed cash support from "Major" studios. With the resurgence of "Independent" filmmaking, small production companies are gearing up again and "Independent" distributors are returning to the market.

     The motion picture industry recently completed its second straight record-breaking year both in the US and overseas. 2001 was a record breaking year with Domestic box office receipts of $8.132 billion, an increase of 9% from 2000. In 2000, U.S. gross income from ticket sales totaled $7.5 billion; up slightly from 1999 (AC NIELSEN EDI, INC).

     2001 was a good year for smaller films as the independent feature "Memento" led the way with domestic box office receipts of $29 million (VARIETY). Other low budget features over the last few years such as "American Beauty", "Being John Malkovich", "The Blair Witch Project", and "Boys Don't Cry" have left their mark both at the box office and at the Academy Awards.

     This strong performance has been felt at all levels of the film industry, especially at this year's upcoming American Film Market ("AFM") in Santa Monica, California. "The record number of films at this year's AFM is clear evidence that the independent motion picture and television industry is poised for a very healthy year," said Jonathan Wolf, managing director of the AFM and exec VP of the American Film Marketing Assn (VARIETY, JANUARY 21, 2002).

(b) MOTION PICTURE PRODUCTION AND FINANCING.

     The production of a motion picture requires the financing of the direct and indirect overhead costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Indirect costs are those of distribution, which include costs of promotion, marketing and advertising and production costs of the release prints.

     The "Majors" generally have sufficient cash flow from their various operations to pay for production costs. Their physical facilities are maintained on an ongoing basis and they often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

     "Independents" generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities only on a project-by-project basis. Unlike the "Majors," "Independents" typically finance their production activities from various sources, including bank loans, equity offerings, joint ventures and "pre-sales" of the project in question. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     Both "Majors" and "Independents" often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which they agree to acquire from another production company some or all rights to a film upon its completion. The "Independent" often finances production of the motion picture pursuant to financing arrangements with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the "Major" or "Independent" "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the "Independent" producer is often paid a production fee and is granted a participation in the profits from distribution of the motion picture.

     Both "Majors" and "Independents" often grant third-party participations in connection with the distribution and production of a motion picture. Participations are contractual rights of actors, directors, screenwriters, producers, owners of rights and other creative and financial contributors entitling them to share in revenues or profits (as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after the producer recoups all its expenses.

(c) MOTION PICTURE DISTRIBUTION.

     Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandise and soundtrack recordings.

     THEATRICAL DISTRIBUTION AND EXHIBITION. Motion pictures are usually exhibited first in theatres open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints; licensing of motion pictures to theatrical exhibitors; and promotion of the motion picture through marketing and advertising campaigns. The size and success of the promotional and advertising campaign will materially affect the revenues realized from its theatrical release, generally referred to as "box office gross."

     DVD/HOME VIDEO. The DVD/Home video distribution business involves the promotion and sale of DVD's and videocassettes to video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the DVD's and videocassettes to consumers for private viewing. The DVD/home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

     PAY-PER-VIEW. Pay-per-view television allows cable television subscribers to purchase individual programs, such as recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay-per-view operator and the cable operator.

     PAY CABLE. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. Cable system operators in turn offer these pay programming services to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors.

     NON-THEATRICAL MARKETS. In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals. Film companies are now exploring the viability of distributing films through secure on-line platforms.

     INTERNATIONAL MARKETS. The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of DVD/Home video and increased cable penetration.

(d) MOTION PICTURE ACQUISITION.

     In addition to its own production activities, Eclipse continually seeks to acquire the rights to films and other programming from Independent film producers, distribution companies and others in order to maximize the number of films it can distribute through its emerging new delivery systems. To be successful, Eclipse must locate and track the development and production of numerous independent feature films at any given time.

     TYPES OF MOTION PICTURES ACQUIRED. Eclipse generally seeks to produce or acquire motion pictures of the action and action/adventure genres, which will individually appeal to a targeted audience. Eclipse will be very selective in acquiring higher budget (over $10,000,000) films because of the interest that the "Majors" have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. Eclipse will acquire projects when it believes it can limit its financial risk on such projects through, significant presales, and when it believes that a project has significant marketability. In most cases, Eclipse will attempt to acquire rights to motion pictures with a recognizable "marquis name" personality, thereby enhancing the promotion of the motion picture in the home video or international markets. Eclipse believes that this approach increases the likelihood of acquiring a product capable of generating positive cash flow and ancillary rights income.

     METHODS OF ACQUISITION. Eclipse typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the Company acquires distribution rights following completion of most or all of the production and post-production process. These films will generally be acquired after the Eclipse management team has viewed the film to evaluate its commercial viability. The "pre-buy" basis refers to films in which Eclipse will acquire distribution rights prior to completion of a substantial portion of production and post-production. Management's willingness to acquire films on a pre-buy basis is based upon certain factors including, but not limited to, the track record and reputation of the picture's producer, the quality and commercial value of the screenplay, the "package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an offer to acquire certain rights to a film on a pre-buy basis, Eclipse may work with the producer to modify certain of these elements. Once the modifications are considered acceptable, Eclipse's obligation to accept delivery and make payment will be contingent upon receipt of a finished film conforming to the script and other specifications considered important to Eclipse.

     SOURCES OF DISTRIBUTION RIGHTS. Typically, projects are submitted directly to Eclipse for consideration. Eclipse relies upon the personal contacts of its senior officers, which have been developed through their prior business and personal dealings with Majors, other Independents, legal and accounting firms, business management firms, talent agencies, production lenders and personal managers who are actively involved in the production community.

     FILM LIBRARY. Eclipse's distribution rights, which may include worldwide, foreign, or domestic rights, will generally range from an initial licensing cycle of 5 to 21 years, to perpetuity.

(e) FEATURE FILM PRODUCTION.

     Eclipse intends to produce three or more low budget films each year and intends to retain distribution rights for licensing to third parties internationally. Third parties generally distribute Eclipse's films domestically. In unique circumstances, Eclipse may undertake limited domestic distribution or co-distribution activities.

     Eclipse's feature film strategy generally will be to develop and produce feature films when the production budgets for the films are expected to be substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit Eclipse's financing risk or to obtain production loans, Eclipse intends to purchase completion bonds to guarantee the completion of production.

ADDITIONAL INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov).

                                 BUSINESS RISKS

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

NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $2 million in additional funds over the next 12 months through private placements and through the issuance of convertible bonds in the German market. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

A large portion of the Company's financing to date has been through the issuance of shares or through equity financing with share based collateral. Though the Company hopes to be self sufficient in one to two years, there can be no assurances. Therefore, the Company may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Company. Further, the Company is the process of completing a bond offering in Germany. These bonds contain conversion rights which could potentially dilute the stock ownership of the Company significantly.

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

CONTROL OF THE COMPANY BY OFFICERS AND DIRECTORS OVER AFFAIRS OF THE COMPANY.

The Company's officers and directors beneficially own approximately 24.81% (see "Security Ownership of Certain Beneficial Owners and Management") of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

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

NO CUMULATIVE VOTING.

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

NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET; RISK OF LOW PRICED SECURITIES.

Since June 27, 1997, there has been only a limited public market for the common stock of the Company. The common stock of the Company is quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities
Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low- priced or penny stocks sometimes limit the ability of broker- dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently rents its offices under a month to month lease for $2,500 per month from Franco Columbu, Chairman of the Board and Chief Executive Officer of the Company. The Company has approximately $5,000 worth of office furniture and equipment at this location.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2001.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "ECLE". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                  Closing Ask            Closing Bid
                                  -----------            -----------
Date                              High    Low            High    Low
----                              ----    ---            ----    ---

2001

Jan 2 thru
Mar 30                           .21875   .14           .15625   .125

Apr 2 thru
June 29                          .60      .143          .58      .125

July 2 thru
Sept 28                          .30      .10           .25      .07

Oct 1 thru
Dec 31                           .25      .11           .23      .08

As of March 5, 2002, we had approximately 63 stockholders of record (not including shares held by brokers or in street name) of the 14,146,821 shares outstanding. We have never declared or paid dividends on our Common Stock.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

SALES OF UNREGISTERED SHARES

In October of 2001, the Company issued 10,000 shares of common stock to an individual in error. The Company has since placed a stop on the 10,000 shares issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

BUSINESS STRATEGY

     The overall strategic plan for Eclipse is to generate sufficient profits from the distribution of medium budget feature films to finance future films, to develop its domestic video label, record label and motion picture studio. These films will be produced and/or acquired by Eclipse for worldwide distribution. Simultaneous with the operation of these facilities Eclipse will expand its Eclipse distribution arm to penetrate the entire entertainment industry. Eclipse plans to create its own sales and marketing department in 2002, which will lessen and eventually eliminate the reliance upon Westar. Eclipse intends to aggressively pursue strategic partnerships or output deals with one or more of the US Studios and to begin discussions with a major German film fund to secure funding for future film projects. It is the intention of management to expand operations with the present staff until such time when sufficient cash flow allows for the addition of quality entertainment industry personnel.

TWELVE MONTH PLAN OF OPERATION.

     For the period from the Registrant's inception through the period reported by this Form 10-KSB, there have been no revenues. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the production of the movie, Ancient Warriors. The Registrant created the ability to acquire and license worldwide or sell distribution rights to independently produced feature films. The Registrant can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

     The Registrant has a limited operating history. The Registrant must establish and maintain distribution on current rights to motion pictures, implement and successfully execute its business and marketing strategy, provide superior distribution of motion pictures, anticipate and respond to competitive developments, and attract and retain qualified personnel. There is no assurance that the Registrant will be successful in addressing these needs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to increase as it commences to promote and market its motion picture distribution rights and its recently produced motion picture, Ancient Warriors.

General and administrative expenses totaled $555,311.00 for the fiscal year ended December 31, 2001, as compared to $100,460.00 for the fiscal year ended December 31, 2000. This increase was due to a temporary increase in staff and costs associated with the production and promotion of Ancient Warriors, LLC. This increase in expenses are to be expected in years where the company is involved in the production and distribution of new films. This amount will vary from film to film based upon budget and location of film production.

NET LOSS

The Company incurred a net loss of $1,089,000 for the fiscal year ended December 31, 2001, as compared to net loss of $148,148 in the fiscal year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceed its current liabilities by a total of $3,062,000 for the fiscal year ended December 31, 2001. As of December 31, 2001, the Company had an accumulated deficit of $1,812,222. This raises substantial doubt about the Company's ability to continue as a going concern.

     Film costs represent a major component of the Registrant's assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs. The Registrant will amortize film costs using the individual film forecast method under which film costs are amortized for each film in the ratio that revenue earned in the current period for such film bears to management's estimate of the total revenue to be realized from all media and markets for such film. The Registrant currently has not generated revenues from such film costs; however, the three movies which the Registrant has obtained the distribution rights to (and subsequently assigned to Westar under the Distribution Agreement) have commenced distribution, and revenue from such distributions is anticipated during the current fiscal year. Net income in future years is in part dependent upon the Registrant's amortization of its film costs and may be significantly affected by periodic adjustments in such amortization. It is the Company's hope that, with the release of Ancient Warriors, they will be able to effectively package these older films with Ancient Warriors and increase distribution and sales of all Eclipse films.

     Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $2 million in additional funds during the next 12 months through a convertible bond offering in Germany.

These monies will be used for production of its next feature film and acquisition of other films. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

GERMAN CONVERTIBLE BOND OFFERING

Eclipse recently filed a convertible bond offering in Germany with the Bundesaufsichtsamt Fur Den Wertpapierhandel. Eclipse is anticipating official approval of this offering for sale very shortly. The total amount of the offering is for 2 million dollars U.S. with an option to expand the offering to 5 million dollars U.S. Upon approval from the Bundesaufsichtsamt Fur Den Wertpapierhandel, the Company will begin actively marketing these bonds to the German public. The bond is a 5 year note. There are no assurances that any of these bonds will be sold. If the Company does not raise monies through this offering, they will seek additional method of raising capital. However, should the Company fail to raise additional capital, the Company's ability to continue as a going concern would be greatly affected.

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
Report of Independent Certified Public Accountants                        F-1

Financial Statements

     Balance Sheet                                                        F-2

     Statements of Operations                                             F-3

     Statement of Stockholders' Equity                                    F-4

     Statements of Cash Flows                                             F-5

Notes to Financial Statements                                             F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Eclipse Entertainment Group, Inc.
Culver City, California

We have audited the accompanying balance sheet of Eclipse Entertainment Group, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eclipse Entertainment Group, Inc. as of December 31, 2001, and the results of its activities and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
March 25, 2002
Las Vegas, Nevada

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS


Current assets
    Cash                                                            $     2,669
                                                                    -----------
      Total current assets                                                2,669

Capitalized film costs                                                3,225,733
Fixed assets, net                                                           127
Intangible asset, net                                                     8,082
Other assets                                                                800
                                                                    -----------
      Total other assets                                              3,234,742
                                                                    -----------

      Total assets                                                  $ 3,237,411
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                        $   338,955
    Due to related parties                                            1,740,628
    Convertible notes payable                                           240,000
    Notes payable                                                       745,000
                                                                    -----------
      Total current liabilities                                       3,064,583
                                                                    -----------

      Total liabilities                                               3,064,583

Stockholders' equity
    Preferred stock - $.001 par value, 10,000,000
      shares authorized, no shares issued                                    --
    Common stock - $.001 par value, 50,000,000
      shares authorized, 13,971,821 shares
      issued and outstanding                                             13,971
    Additional paid in capital                                        1,971,079
    Accumulated deficit                                              (1,812,222)
                                                                    -----------
      Total stockholders' equity                                        172,828
                                                                    -----------

      Total liabilities and stockholders' equity                    $ 3,237,411
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                              For the Year        For the Year
                                                 Ended               Ended
                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------
Revenues                                     $         --        $         --

General and administrative expenses               555,311             100,460
                                             ------------        ------------

Loss from operations                             (555,311)           (100,460)

Other expense
  Interest expense                                180,027                  --
  Impairment on capitalized film costs            353,463              47,688
                                             ------------        ------------

Total other expenses                              533,490              47,688

Provision for income taxes                             --                  --
                                             ------------        ------------

Net loss                                     $ (1,088,801)       $   (148,148)
                                             ============        ============

Basic and diluted loss per common share      $      (0.08)       $      (0.01)
                                             ============        ============

Weighted average number of common
  shares used in per share calculation         13,958,343          12,736,451
                                             ============        ============

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000


                                              Common Stock
                                        -------------------------   Additional                     Total
                                          Number                      Paid-In     Accumulated   Stockholders'
                                         of Shares      Amount        Capital       Deficit        Equity
                                        -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2000               12,016,140        12,016     1,414,329      (575,273)       851,072

Issuance of common stock, $0.30
  price per share                           700,000           700       209,300            --        210,000

Issuance of common stock for
  services, $0.30 price per share            42,501            42        12,708            --         12,750

Net loss                                         --            --            --      (148,148)      (148,148)
                                        -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2000             12,758,641   $    12,758   $ 1,636,337   $  (723,421)   $   925,674

Issuance of common stock for
  services, $0.81 price per share           100,000           100        81,150            --         81,250

Issuance of common stock for
  stock subscription payable,               167,000           167        49,833            --         50,000
  $.30 price per share

Issuance of common stock for
  services, $0.50 price per share            24,000            24        11,976            --         12,000

Deemed interest expense related to
  conversion features of note payable            --            --        41,700            --         41,700

Issuance of common stock for
  services, $0.31 price per share           190,000           190        58,710            --         58,900

Issuance of common stock for
  services, $0.20 price per share            40,000            40         7,960            --          8,000

Issuance of common stock for
  interest on a promissory note,
  $0.12 price per share                     200,000           200        23,800            --         24,000

Issuance of common stock for
  services, $0.14 price per share            62,180            62         8,643            --          8,705

Issuance of common stock for
  services, $0.12 price per share            20,000            20         2,380            --          2,400

Issuance of common stock for
  services, $0.10 price per share            10,000            10           990            --          1,000

Issuance of common stock for
  interest, $0.12 price per share           200,000           200        23,800            --         24,000

Issuance of common stock for
  interest, $0.12 price per share           200,000           200        23,800            --         24,000

Net loss                                         --            --            --    (1,088,801)    (1,088,801)
                                        -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2001             13,971,821   $    13,971   $ 1,971,079   $(1,812,222)   $   172,828
                                        ===========   ===========   ===========   ===========    ===========

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                              For the Year        For the Year
                                                                 Ended               Ended
                                                           December 31, 2001   December 31, 2000
                                                           -----------------   -----------------
Cash flows from operating activities:
  Net loss                                                    $(1,088,801)        $  (148,148)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and amortization                                  42,171                 253
    Impairment on capitalized film costs                          353,463
    Services and expenses paid with common stock                  244,255              12,750
  Changes in operating assets and liabilities:
    Increase in film costs                                     (1,406,291)         (1,063,010)
    Increase in deposits                                             (115)                 --
    Increase in accounts payable
      and accrued liabilities                                     288,140               3,203
                                                              -----------         -----------

       Net cash used by operating activities                   (1,567,178)         (1,194,952)

Cash flows from financing activities:
  Net increase in due to related parties                          632,088             935,375
  Proceeds from notes payable                                     935,000                  --
  Proceeds from issuance of common stock                               --             210,000
                                                              -----------         -----------

       Net cash provided by financing activities                1,567,088           1,145,375
                                                              -----------         -----------

Net decrease in cash                                                  (90)            (49,577)

Beginning balance                                                   2,759               2,336
                                                              -----------         -----------

Ending balance                                                $     2,669         $   (47,241)
                                                              ===========         ===========

Supplementary cash flow information:
  Noncash financing activities:
    Loan fees                                                 $    50,000         $        --
                                                              ===========         ===========

    2,305,520 shares of common stock issued in satisfaction
      of promissory note                                      $        --         $   486,515
                                                              ===========         ===========

    700,000 shares of common stock issued to satisfy
      stock subscriptions payable                             $        --         $   210,000
                                                              ===========         ===========

    167,000 shares of common stock issued to satisfy
      stock subscriptions payable                             $    50,000         $        --
                                                              ===========         ===========

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

     REVENUE RECOGNITION - All revenue is recognized upon meeting all recognition requirements of AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company's customers. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is available to the licensee for telecast. Payments received in advance of availability are classified as deferred revenue until all SOP 00-2 revenue recognition requirements have been met. As of December 31, 2001, the Company has not generated any revenues related to its capitalized films costs.

     RECLASSIFICATION - Certain prior year balances have been reclassified to conform to the current year presentation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     CAPITALIZED FILM COSTS AND AMORTIZATION - Costs of producing films, including capitalized interest, and costs of acquiring film rights are recorded as capitalized film costs. The capitalized film costs are amortized using the individual-film-forecast method as prescribed by SOP 00-2 whereby capitalized film costs are amortized in the same ratio that current gross revenues bear to anticipated total ultimate revenues. Estimates of ultimate revenues are reviewed regularly by management and revised where necessary to reflect more current information.

     The recoverability of capitalized film costs is dependent upon commercial acceptance of the films. If events or circumstances indicate the fair value of a film is less than the unamortized capitalized film costs, the film is written down to fair value by a charge to net income (loss). The Company determines the fair value of its films using a discounted cash flow model. As December 31, 2001, the Company's management evaluated the fair value of its released films and determined that the unamortized capitalized films costs were not indicative of the fair value. Accordingly, the Company recorded an impairment of $353,463 for the year ended December 31, 2001 which is reflected on the statements of operations as impairment on capitalized film costs.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98'). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

     COMPREHENSIVE INCOME - The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

     ADVERTISING COSTS - Advertising costs incurred in the normal course of operations are expensed accordingly. No advertising costs were incurred for the years ended December 31, 2001 and 2000.

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

2.   CAPITALIZED FILM COSTS

     Capitalized film costs totaling $3,225,773 at December 31, 2001 is comprised of $732,432 of completed and released films, and $2,493,301 of a film in production. As of December 31, 2001 and 2000, amortization expenses have not been recorded since revenues have been not recognized for these periods. Management believes that these capitalized film costs will provide future revenue benefits. Accordingly, these costs will be amortized in the related periods when such revenues are generated in accordance with SOP 00-2 as discussed in Note 1.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.   FIXED ASSETS

     Fixed assets consist primarily of office equipment with a historical cost of $2,196 and accumulated depreciation of $2,069 at December 31, 2001.

4.   LOAN FEES

     Loan fees of $8,082 were recorded at a cost of $50,000 net of accumulated amortization of $41,918 at December 31, 2001 which is reflected on the balance sheet as intangible asset.

5.   RELATED PARTY TRANSACTIONS

     As of December 31, 2001, due to related parties consist of the following:

       Advances payable to an entity controlled by a
       board director and stockholder of the Company,
       unsecured, imputed interest at 8%, and due on demand           $1,007,128

       Advances from officer and stockholder of the Company,
       unsecured, imputed interest at 8%, and due on demand              625,000

       Promissory note payable to a stockholder of the Company,
       unsecured, bearing interest at 8%, and due on demand              108,500
                                                                      ----------

       Total due to related parties                                   $1,740,628
                                                                      ==========

6.   NOTES PAYABLE

     As of December 31, 2001, notes payable consist of the following:

       Promissory notes from an individual, unsecured, payable
       at an annual interest rate of 9.075%, and due March 2002          400,000

       Promissory notes from an individual, unsecured, payable
       at an annual interest rate of 19.65%, and due March 2002           25,000

       Promissory notes from an individual, unsecured, payable
       at an annual interest rate of 19.65%, and due February 2002       100,000

       Promissory notes from an individual, unsecured, payable
       at an annual interest rate of 9.075%, and due April 2002          120,000

       Promissory notes from an individual, unsecured, payable
       at an annual interest rate of 16.8%, and due March 2002            50,000

       Promissory notes from an individual, unsecured, payable
       at an annual interest rate of 16.8%, and due March 2002            50,000
                                                                      ----------

                                                                      $  745,000
                                                                      ==========

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.   NOTES PAYABLE (CONTINUED)

     All promissory note holders will be treated as investors in Ancient Warriors, LLC as further discussed in Note 12. Through the date of this report, five promissory notes payable totaling $625,000 became past due.

7.   CONVERTIBLE NOTES PAYABLE

     During May 2001, the Company entered into unsecured loan agreements with two individuals to borrow a principal amount up to $240,000 of which the entire amount has been drawn on as of December 31, 2001. The term of the loan is for one year, no stated interest and maturing in May 2002. These lenders have the option of converting these loans into shares of the Company's restricted common stock, at $0.25 per share, based on the unpaid principal balance of these loans. Furthermore, these lenders will receive 200,000 shares of the Company's restricted common stock as bonus shares.

     Due to the conversion feature of the debt, the Company expects to record significant amounts of deemed interest over the term of these loans based on the difference of the Company's historical closing price of $0.34 of its common stock on the loan dates of May 15, 2001 compared to the conversion price of $.25 per share. Additionally, the bonus shares are also considered deemed interest over the term of these loans based on the Company's historical closing price of its common stock on the loan dates. During the twelve months ended December 31, 2001, the Company recorded $41,700 of deemed interest expense relating to the conversion feature and bonus shares and anticipates over the term of these loans to record an additional $69,500 of deemed interest expense.

8.   COMMON STOCK

     In April 1999, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-4 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1-for-4 reverse stock split as if such reverse stock split occurred as of the Company's date of inception.

     In October 1999, the Company issued 125,000 shares of common stock in error to an unrelated company. The Company has since placed a stop on the 125,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.

     In August 2001, the Company issued 40,000 shares of common stock in error to an individual. The Company has since placed a stop on the 40,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 40,000 shares since these shares were issued in error and a stop has been placed.

     In October 2001, the Company issued 10,000 shares of common stock in error to an individual. The Company has since placed a stop on the 10,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 10,000 shares since these shares were issued in error and a stop has been placed.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


9.   INCOME TAXES

     The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

     The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

     As of December 31, 2001, the Company had net operating loss carry-forwards of approximately $1,812,222 for both federal and state income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry-forwards, which begins to expire at various times starting in 2012, may be subject to certain limitations under section 382 of the Internal Revenue Service Code of 1986, as amended, and other limitations under state and foreign tax laws.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                   December 31,   December 31,
                                                      2001           2000
                                                   -----------    -----------
     Net operating loss                            $(1,812,222)   $  (723,421)
     Depreciation                                           --             --
                                                   -----------    -----------
     Total deferred tax assets                      (1,812,222)      (723,421)
     Valuation allowance for deferred tax assets    (1,812,222)      (723,421)
                                                   -----------    -----------

     Net deferred tax assets                       $        --    $        --
                                                   ===========    ===========

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts payable, accrued liabilities, and due to related parties approximate fair value because of the short-term maturity of these instruments.

11.  GOING CONCERN

     The Company incurred a net loss of approximately $1,089,000 and $148,000 for the years ended December 31, 2001 and 2000, respectively, and current liabilities exceed current assets by approximately $3,062,000 as of December 31, 2001. The Company plans to earn revenue through the release of completed films during 2002. The Company will also seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


12.  GROSS PROCEEDS FROM ANCIENT WARRIORS ALLOCATION AGREEMENT

     In December 2001, the Company entered into an agreement whereby future gross proceeds generated by Ancient Warriors, a film in production totaling $2,493,301 as discussed in note 2, are to be allocated as follow:

     First:

          70% to all investors as discussed in Note 6, proportionally until repaid in full;
          20% to the distributor, Eclipse Releasing, Inc., a wholly owned entity of the Company's consolidated financial statement;
          10% to Ancient Warriors, LLC, 100% beneficially owned by the Company;

     Thereafter, the gross proceeds from future sale and/or distribution of the film shall be distributed proportionally as follow:

          20% to the distributor, Eclipse Releasing;
          10% to Ancient Warriors, LLC;
          10% to Franco Columbu, officer, director and stockholder of the
              Company, for producer's fee;
          10% to Art Birzneck, president, director and stockholder of the
              Company, for executive producer's fee;
          20% continuing royalty to specified investors as discussed in Note 6, proportionally to their respective investments; and 30% to the Company.

13.  NEW ACCOUNTING PRONOUNCEMENT

     In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. SFAS No. 141 is effective for all business combinations completed after September 30, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     * all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001

     * intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     * goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     * effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     * All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No changes on this Report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, executive officers and key employees of Eclipse are set forth below. The directors named below will serve until the next annual meeting of Eclipse's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Eclipse's affairs. There are no other promoters or control persons of Eclipse. There are no legal proceedings involving the directors of Eclipse.

FRANCO COLUMBU, CHAIRMAN OF THE BOARD & CEO, 60

     Dr. Columbu oversees all film and television activities of Eclipse. Dr. Columbu's extensive career in bodybuilding and power lifting has earned him every major title including the prestigious MR. OLYMPIA, MR. WORLD and MR. UNIVERSE titles. His connections in the film industry are extensive, having appeared in film such as PUMPING IRON, STAY HUNGRY, CONAN THE BARBARIAN, RUNNING MAN, and TERMINATOR. He has produced two feature films, BERETTA'S ISLAND and DOUBLECROSS, through his production company Franco Columbu Productions, Inc. and is currently Producer of the Company's current feature, ANCIENT WARRIORS. He has also been featured in several national commercials and been a guest on numerous talk shows. In addition to his industry experience, Dr. Columbu maintains an active chiropractic practice and has been providing private health consultation for over five years. From 1998 to the present, Mr. Columbu has also served as a Director of Westar Entertainment.

ART BIRZNECK, PRESIDENT & COO/DIRECTOR, 33

     Mr. Birzneck has been with Eclipse since its inception and is responsible for overseeing all operational activities and the development of its domestic and international ventures. He is Executive Producer of the Company's first feature film, THE PROCESS and current feature, ANCIENT WARRIORS. Prior to Eclipse, Mr. Birzneck spent three years as president of Pinoy Productions, Inc., a Vancouver, Canada based production company. He has participated financially in several film projects including the Company's features THE PROCESS and ANCIENT WARRIORS and HPP Production's HERO OF THE PLANET. Mr. Birzneck also has been involved in promoting numerous Hip-Hop music groups. As a principal of MB Productions, his clients included Hip Hop artists CANDY MAN, LIGHTER SHADE OF BROWN and the RASCALZ. From 1998 to the present, Mr. Birzneck has also served as a Director of Westar Entertainment.

JOHN G. SMITH, VICE PRESIDENT, SECRETARY, LEGAL AFFAIRS/DIRECTOR, 66

     Mr. Smith is a Cambridge, England educated lawyer, who has practiced corporate and commercial law in Western Canada for more than 30 years, with a specialization in entertainment and communications law. He is a principal, co-owner, and corporate counsel of The Beacon Group of Companies that managed the production, marketing, distribution and financing of motion pictures, studio projects and entertainment software. He is a member of the Canadian Bar
Association and the Law Society of British Columbia; and was previously a governor of the Canadian Tax Foundation and a director of the BC Motion Picture Association, as well as a variety of performing arts organizations. From 1998 to the present, Mr. Smith has also served as a Director of Westar Entertainment.

BRENT NELSON, TREASURER/DIRECTOR. 40

     Mr. Nelson has been with Eclipse since its inception. He has more than 15 years experience in corporate and project financing and serves on the boards of several companies in the United States and abroad Esarati Electric Technologies Inc., Interactive Objects, Inc., Mobile PET Technologies Inc., and Innovative Communications Technologies Inc. Mr. Nelson has participated financially in several film and music industry projects, including MB Productions and the Canadian Hip Hop label Masiv Music. Approximately five years ago, he founded and became Managing Director of Northwest Capital Partners, L.L.C. a Bellevue, Washington based venture capital company. Northwest Capital is very active in both private and public financing on an international basis. Mr. Nelson is also an executive producer of the Company's feature film THE PROCESS and current feature, ANCIENT WARRIORS.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, Forms 5 with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that Franco Columbu and John Smith failed to file a form 4 regarding the acquisition of shares for services in July of 2001. These individuals are currently in the process of preparing the necessary filings.

ITEM 10. EXECUTIVE COMPENSATION.

The following officers and directors received restricted shares for past services rendered pursuant to a Board Resolution on July 1st of this year pursuant to the following table:

Name                       Position                # of restricted shares issued
----                       --------                -----------------------------
Franco Columbu         CEO/Director                           85,000
Art Birzneck           President/Director                     85,000
John Smith             Secretary/Director                     20,000

Art Birzneck has yet to receive these shares and the 85,000 shares owed to him remains unissued.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

Other than as set forth below, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment: At a meeting of the Board of Directors on October 23, 2000, the Registrant approved the establishment of an Incentive Stock Option Pool of 2,000,000 shares, and that a Non-Qualified Stock Option Pool of 2,500,000 shares, with options to be granted by the Company's Compensation Committee on such terms as that Committee may determine, within the terms and conditions of an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. No options have been granted under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 5th, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of      Name and Address                  Amount of               Percent
 Class      of Beneficial Owner            Beneficial Ownership         of Class
 -----      -------------------            --------------------         --------
Common      Brent Nelson                       2,771,270 (3)             19.59%
Stock       10900 N.E. 8th Street
            Bellevue, WA 98004

Common      Arthur Birzneck(5)                   424,500                  3.00%
Stock       10520 Venice Boulevard
            Culver City, California 90232

Common      Franco Columbu,                      153,750                  1.00%
Stock       10520 Venice Boulevard
            Culver City, California 90232

Common      John G. Smith                         20,000                  0.00%
Stock       1185 West Georgia Street
            Suite 910 Vancouver,
            British Columbia V6E 4E6

Common      Shares Of All Directors and
Stock       executive officers as a group      3,369,520                 24.81%
            (5 persons)

----------
(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them
(2) In October 1999, the Company issued 125,000 shares of common stock in error to an unrelated company. The Company has since placed a stop on the 125,000 shares issued. Accordingly, the 12,758,641 shares of common stock issued and outstanding as of March 31, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed. None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.
(3) This figure includes the 2,605,520 shares owned by Northwest Capital Partners, L.L.C., 10900 N.E. 8th Street, Bellevue, Washington 98004, since Mr. Nelson is the managing director of this firm.
(4)  Mr Rossa resigned as Director of the Company effective July 1st, 2001.
(5) This figure does not represent 85,000 shares that have been authorized by the Board of Directors but remain unissued.

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

(e) On September 1, 2000, the Registrant entered into a Share Purchase Agreement with Westar Entertainment, Inc., Frano Columbu, Arthur Birzneck, and John G. Smith (all shareholders of that firm) (see Exhibit 2 to this Form 10-KSB). The purpose of this agreement was for Westar Entertainment, Inc. to become a wholly-owned subsidiary of the Registrant. Although this contract has been executed by the parties, they subsequently decided not to proceed with the transaction.

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

(i) The Company has acquired the worldwide distribution rights to the action/adventure films Beretta's Island and Double Cross through a distribution agreement dated September 2, 1997, with Franco Columbu, an officer and director of the Company (this agreement also covered another film to be called Assault of the Lost Goddess, which was not produced) (see Exhibit 10.2 to this Form 10-KSB). The Company paid the sum of $75,000 for the rights to Beretta's Island and $150,000 for the rights to Double Cross; the gross receipts from the distribution from each film are to be shared equally. Under the terms of this agreement, the Company has a right of first refusal for a term of five years to meet any bona fide offer to produce, finance, or develop any film project which Mr. Columbu is developing as a producer. Also, the Company has the right to use Mr. Columbu's name and likeness in connection with the distribution of these films

(j) The Company has entered into a distribution agreement dated January 30, 1997 with Pinoy Productions, Inc. covering the martial arts film The Process (Arthur Birzneck, an officer and director of the Company, is also President of that company) (see Exhibit 10.3 to this Form 10-KSB). The Company paid the sum of $100,000 for the rights to The Process; the gross receipts are to be shared as follows: (a) on gross receipts to $250,000 U.S.: 100% to the Company; (b) on gross receipts between $250,000 U./S. and $1,000,000 U.S.: 75% to the Company and 25% to the licensor; (c) on gross receipts between $1,000,000 U.S. and $2,500,000 U.S.: 80% to the Company and 20% to the licensor; and (d) on gross receipts above $2,500,000 U.S.: 85% to the Company and 15% to the licensor. Under this agreement, which has an initial term of fifty years, the Company has the right to deduct from gross receipts all reasonable expenses incurred in the distribution of these films. This distribution agreement is exclusive to the Company and has no limitation on the territory.

(k) Franco Columbu, the Company's Director and CEO, will receive 10% of the profits from the film Ancient Warriors. Further, Mr. Columbu directly owns 30% of the film Ancient Warriors.

(l) Art Birzneck, the Company's President, will receive 10% of the profits of Ancient Warriors as Executive Producer fees.

(m) Brian F. Faulkner, the Company's former legal counsel, received 86,180 shares of Eclipse pursuant to an S-8 for legal services rendered. The shares were placed in the name of Lynette Faulkner.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit           Description
-------           -----------

2 Share Purchase Agreement between the Registrant and Westar Entertainment, Inc., Frano Columbu, Arthur Birzneck, and John
                  G. Smith, dated September 1, 2000. *

3.1               Articles of Incorporation. **

3.2               Bylaws. **

4.1 Convertible Promissory Note issued by the Registrant to Michael Wiesmann. Dated May 15th, 2001. ****

4.2 Convertible Promissory Note issued by the Registrant to Martin McCurry, dated May 15th, 2001.****

10.1 Distribution Agreement between the Registrant and Westar Entertainment, Inc., dated January 1, 1998. ***

10.2 Agreement between the Registrant and Franco Columbu, dated September 2, 1997. **

10.3 Distribution Agreement between the Registrant and Pinoy Productions, Inc., dated January 30, 1997. **

10.4 Contract between Eclipse Entertainment Group, Inc., Ancient Warrior Films, LLC, and Franco Columbu.

21                Subsidiaries of Registrant


----------
* Incorporated by reference. (filed with Company's Form 10-QSB filed on December 6, 2000)
** Incorporated by reference. (filed with Company's Form 10-SB/A filed on June 27th, 2000.)
*** Incorporated by reference. (filed with Company's Form 10-KSB filed on April 11th, 2000)
**** Incorporated  by  reference.  (filed with  Company's  Form 10-QSB  filed on
     August 23rd, 2001)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ECLIPSE ENTERTAINMENT GROUP, INC.

                                        /s/ Art Birzneck
                                        ----------------------------------------
                                        By: Art Birzneck. President/Director
                                        Date: May 15th, 2002


                                        /s/ Brent Nelson
                                        ----------------------------------------
                                        By: Brent Nelson. Treasurer/Director
                                        Date: May 16th, 2002

                                        /s/ John G. Smith
                                        ----------------------------------------
                                        By: John G. Smith. Secretary/Director
                                        Date: May 16th, 2002