Form 10QSB
period 2002-03-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2002-05-31
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2002

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number:0-28219


                        ECLIPSE ENTERTAINMENT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                91-1766849
(State or other jurisdiction                                   (IRS Employer
     of incorporation)                                       Identification No.)


10520 Venice Boulevard, Culver City, California                     90232
   (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (310)-836-6790

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 14,146,821 as of March 31st, 2002.

ITEM 1. FINANCIAL STATEMENTS

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS
Current assets
 Cash                                                               $       133
                                                                    -----------
  Total current assets                                                      133

Capitalized film costs                                                3,425,735
Fixed assets, net                                                            63
Other assets                                                                800
                                                                    -----------
  Total other assets                                                  3,426,598
                                                                    -----------

  Total assets                                                      $ 3,426,731
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities                           $   408,502
 Due to related parties                                               1,690,128
 Convertible notes payable                                              240,000
 Notes payable                                                        1,045,000
                                                                    -----------
  Total current liabilities                                           3,383,630
                                                                    -----------

  Total liabilities                                                   3,383,630

Stockholders' equity
 Preferred stock - $.001 par value, 10,000,000
  shares authorized, no shares issued                                        --
 Common stock - $.001 par value, 50,000,000
  shares authorized, 13,971,821 shares
  issued and outstanding                                                 13,971
 Additional paid in capital                                           1,971,079
 Accumulated deficit                                                 (1,941,949)
                                                                    -----------
  Total stockholders' equity                                             43,101
                                                                    -----------

  Total liabilities and stockholders' equity                        $ 3,426,731
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three     For the Three
                                                 Months Ended      Months Ended
                                                March 31, 2002    March 31, 2001
                                                --------------    --------------
Revenues                                         $         --      $         --

General and administrative expenses                    58,554            30,316
                                                 ------------      ------------

Loss from operations                                  (58,554)          (30,316)

Other expense
   Interest expense                                    71,173             8,201
                                                 ------------      ------------

Total other expenses                                   71,173             8,201

Provision for income taxes                                 --                --
                                                 ------------      ------------

Net loss                                         $   (129,727)     $    (38,517)
                                                 ============      ============

Basic and diluted loss per common share          $      (0.01)     $      (0.01)
                                                 ============      ============

Weighted average number of common
  shares used in per share calculation             13,971,821        12,758,641
                                                 ============      ============

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                          Common Stock
                                    -------------------------   Additional                     Total
                                       Number                     Paid-In     Accumulated   Stockholders'
                                     of Shares      Amount        Capital       Deficit        Equity
                                    -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2002           13,971,821   $    13,971   $ 1,971,079   $(1,812,222)   $   172,828

Net loss                                     --            --            --      (129,727)      (129,727)
                                    -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2002            13,971,821   $    13,971   $ 1,971,079   $(1,941,949)   $    43,101
                                    ===========   ===========   ===========   ===========    ===========

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the Three    For the Three
                                                                 Months Ended     Months Ended
                                                                March 31, 2002   March 31, 2001
                                                                --------------   --------------
Cash flows from operating activities:
  Net loss                                                        $(129,727)       $ (38,517)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                                    8,145               63
  Changes in operating assets and liabilities:
     Increase in capitalized film costs                            (200,001)         (50,000)
     Increase in accounts payable
       and accrued liabilities                                       69,547            9,451
                                                                  ---------        ---------

           Net cash used by operating activities                   (252,036)         (79,003)

Cash flows from investing activities:
  Increase in promissory note receivable                                 --           (2,601)
                                                                  ---------        ---------

           Net cash used by investing activities                         --           (2,601)

Cash flows from financing activities:
  Net increase (decrease) in due to related parties                 (50,500)          85,850
  Proceeds from notes payable                                       300,000               --
                                                                  ---------        ---------

           Net cash provided by financing activities                249,500           85,850
                                                                  ---------        ---------

Net increase (decrease) in cash                                      (2,536)           4,246

Beginning balance                                                     2,669            2,759
                                                                  ---------        ---------

Ending balance                                                    $     133        $   7,005
                                                                  =========        =========

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2001 financial statements of Eclipse Entertainment Group, Inc. ("the Company") included in the Form 10-KSB filed by the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2002 consist of the following:

Advances payable to an entity controlled by a
board director and stockholder of the Company,
unsecured, imputed interest at 8%, and due on demand             $     956,628

Advances from officer and stockholder of the Company,
unsecured, interest at 10%, and due on demand                    $     625,000

Promissory note payable to a stockholder of the Company,
Unsecured, bearing interest at 8%, and due on demand                   108,500
                                                                 -------------

Total due to related parties                                     $   1,690,128
                                                                 =============


NOTE 3 - NOTES PAYABLE

As of March 31, 2002, notes payable consist of the following:

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due April 2002.        $     120,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due April 2002.              120,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due on demand.               400,000

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NOTES PAYABLE (Continued)

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 19.65%, and due on demand.                25,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 19.65%, and due on demand.               100,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due April 2002.              120,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 16.8%, and due on demand.                 50,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 16.8%, and due on demand.                 50,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 10%, and due July 2002.                  300,000
                                                                 -------------

                                                                 $   1,045,000
                                                                 =============

Subsequent to March 31, 2002, three promissory notes payable totaling $360,000 became past due their maturity.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

During May 2001, the Company entered into unsecured loan agreements with two individuals to borrow a principal amount up to $240,000 of which the entire amount has been drawn on as of March 31, 2002. The term of the loan is for one-year, no stated interest and maturing in May 2002. These lenders have the option of converting these loans into shares of restricted common stock, at $0.25 per share, based on the unpaid principal balance of the loans. Furthermore, these lenders will receive 200,000 shares of restricted common stock as bonus shares.

Due to the conversion feature of the debt, the Company will record significant amounts of deemed interest over the term of these loans based on the difference of the Company's historical closing price of $0.34 of its common stock on the loan dates of May 15, 2001. Additionally, the bonus shares are also considered deemed interest over the term of these loans based on the Company's historical closing price of its common stock on the loan dates. During the three months ended March 31, 2002, the Company recorded $7,160 of deemed interest expense relating to the conversion feature and bonus shares.

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

General and administrative expenses totaled $58.554 for the three months ending March 31, 2002, as compared to $30,316 for the three months ending March 31, 2001. This increase was due to a temporary increase in staff and costs associated with the promotion of Ancient Warriors, LLC. This increase in expenses are to be expected in quarterly periods where the company is involved in the promotion of new films. This amount will vary from film to film based upon extent of promotional activities the Company believes is necessary.

NET LOSS

The Company  incurred a net loss of $129,727 for the three  months  ending March
31, 2002, as compared to net loss of $38,517 in the three months ending March 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceed its current liabilities by a total of $43,101 as of March 31, 2002. As of March 31, 2002 the Company had an accumulated deficit of $1,941,949. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PART II --- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

On January 31, 2002, for consideration of $300,000, Eclipse issued a promissory note to a third party in the amount $330,000, which includes $30,000 accrued interest, payable on July 31, 2002. In addition, upon payment of note, the third party is to receive 250,000 restricted shares to be issued pursuant to Section 4(2) of the Securities Act of 1933.

As security for payment of the Repayment Amount, ECLE assigned to the third party, 5.0% of the gross receipts derived by ECLE from any source of the Motion Picture ANCIENT WARROIRS until the Repayment Amount has been fully paid. Third party is also to be entitled to be paid the Repayment Amount out of such gross receipts, less distribution fees and associated expenses, in first priority repayment position, pari-passu with other holders of rights with respect to such gross receipts, until the Repayment Amount has been fully paid.

     As further consideration, ECLE hereby assigned to the Holder, to be held and retained by the Holder from the date of payment of the Repayment Amount until completion of all distribution and exploitation of the said Motion Picture in any and all forms and media, a 2.5% carried interest in the gross receipts derived by ECLE from the distribution and exploitation of the said Motion Picture, payable semi-annually.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2002, three promissory notes totaling $360,000 became past due their maturity and are now due on demand.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

2.1 Share Purchase Agreement between the Registrant and Westar Entertainment, Inc., Frano Columbu, Arthur Birzneck, and John G. Smith, dated September 1, 2000. *

3.1            Articles of Incorporation. **

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

4.2 Convertible Promissory Note issued by the Registrant to Martin McCurry, dated May 15th, 2001.****

10.1 Distribution Agreement between the Registrant and Westar Entertainment, Inc., dated January 1, 1998. ***

10.2 Agreement between the Registrant and Franco Columbu, dated September 2, 1997. **

10.3 Distribution Agreement between the Registrant and Pinoy Productions, Inc., dated January 30, 1997. **

10.4 Contract between Eclipse Entertainment Group, Inc., Ancient Warrior Films, LLC, and Franco Columbu.*****

22.1           Subsidiaries of Registrant*****

* Incorporated by reference. (filed with Company's Form 10-QSB filed on December 6, 2000)

** Incorporated by reference. (filed with Company's Form 10-SB/A filed on June 27th, 2000.)

*** Incorporated by reference. (filed with Company's Form 10-KSB filed on April 11th, 2000)

**** Incorporated by reference. (filed with Company's Form 10-QSB filed on August 23rd, 2001)

***** Incorporated by reference (filed with Company's Form 10-KSB filed on May 17th, 2002)

                                   SIGNATURES

     In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ECLIPSE ENTERTAINMENT GROUP, INC.

                                        /s/ Art Birzneck
                                        ----------------------------------------
                                        By: Art Birzneck. President/Director
                                        Date: May 28th, 2002


                                        /s/ Brent Nelson
                                        ----------------------------------------
                                        By: Brent Nelson. Treasurer/Director
                                        Date: May 28th, 2002


                                        /s/ John G. Smith
                                        ----------------------------------------
                                        By: John G. Smith. Secretary/Director
                                        Date: May 28th, 2002