Form 10QSB
period 2002-06-30
ECLIPSE ENTERTAINMENT GROUP INC
filed 2002-09-25
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30th, 2002

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.

     Commission file number: 0-28219


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 18,179,321 as of June 30th, 2002.

ITEM 1. FINANCIAL STATEMENTS

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Capitalized film costs                                              $ 3,425,735
Other assets                                                                800
                                                                    -----------

  Total assets                                                      $ 3,426,535
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Bank overdraft                                                    $       328
  Accounts payable and accrued liabilities                              551,718
  Due to related parties                                              1,693,628
  Convertible notes payable                                             240,000
  Notes payable                                                       1,080,760
                                                                    -----------
    Total current liabilities                                         3,566,434
                                                                    -----------

    Total liabilities                                                 3,566,434

Stockholders' deficit
  Preferred stock - $.001 par value, 10,000,000
    shares authorized, no shares issued                                      --
  Common stock - $.001 par value, 50,000,000
    shares authorized, 18,179,321 shares
    issued and outstanding                                               18,179
  Additional paid in capital                                          2,135,171
  Accumulated deficit                                                (2,293,249)
                                                                    -----------
    Total stockholders' deficit                                        (139,899)
                                                                    -----------

    Total liabilities and stockholders' deficit                     $ 3,426,535
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three    For the Three     For the Six      For the Six
                                          Months Ended     Months Ended     Months Ended     Months Ended
                                         June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                         -------------    -------------    -------------    -------------
Revenues                                  $         --     $         --     $         --     $         --

General and administrative expenses            265,361          152,972          321,121          183,287
                                          ------------     ------------     ------------     ------------

Loss from operations                          (265,361)        (152,972)        (321,121)        (183,287)

Other expense
  Interest expense                              88,734            2,019          159,907           10,221
                                          ------------     ------------     ------------     ------------

Total other expenses                            88,734            2,019          159,907           10,221

Provision for income taxes                          --               --               --               --
                                          ------------     ------------     ------------     ------------

Net loss                                  $   (354,095)    $   (154,991)    $   (481,028)    $   (193,508)
                                          ============     ============     ============     ============

Basic and diluted loss per common share          (0.03)           (0.02)           (0.04)           (0.02)
                                          ============     ============     ============     ============

Weighted average number of common
  shares used in per share calculation      13,971,821       12,932,974       13,958,343       12,845,808
                                          ============     ============     ============     ============

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                                 Common Stock
                                          ---------------------------    Additional                       Total
                                             Number                       Paid-In      Accumulated     Stockholders'
                                           of Shares        Amount        Capital        Deficit          Equity
                                          ------------   ------------   ------------   ------------    ------------
Balance at January 1, 2002                  13,971,821   $     13,971   $  1,971,079   $ (1,812,221)   $    172,829

Issuance of common stock for interest
  and default penalties on a promissory
  note, $0.04 per share                        837,500            838         32,663             --          33,501

Issuance of common stock for consulting      3,370,000          3,370        131,429             --         134,799
  services, $0.04 per share

Net loss                                            --             --             --       (481,028)       (481,028)
                                          ------------   ------------   ------------   ------------    ------------

Balance at June 30, 2002                    18,179,321   $     18,179   $  2,135,171   $ (2,293,249)   $   (139,899)
                                          ============   ============   ============   ============    ============

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Six      For the Six
                                                           Months Ended     Months Ended
                                                          June 30, 2002    June 30, 2001
                                                          -------------    -------------
Cash flows from operating activities:
  Net loss                                                 $   (481,028)    $   (193,508)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                 8,209              126
    Stock based expenses related to interest
      and default penalties                                      33,501               --
    Stock based expenses related to
      consulting services                                       134,799           93,250
  Changes in operating assets and liabilities:
    Increase in capitalized film costs                         (200,002)        (130,000)
    Increase in deposits                                             --             (115)
    Increase in bank overdraft                                      328
    Increase in accounts payable
     and accrued liabilities                                    212,764          250,886
                                                           ------------     ------------

       Net cash provided (used) by operating activities        (291,429)          20,639

Cash flows from investing activities:
  Increase in promissory note receivable                             --          (95,300)
                                                           ------------     ------------

       Net cash used by investing activities                         --          (95,300)

Cash flows from financing activities:
  Net increase (decrease) in due to related parties            (672,000)          72,750
  Proceeds from notes payable                                   960,760               --
                                                           ------------     ------------

       Net cash provided by financing activities                288,760           72,750
                                                           ------------     ------------

Net decrease in cash                                             (2,669)          (1,911)

Beginning balance                                                 2,669            2,759
                                                           ------------     ------------

Ending balance                                             $         --     $        848
                                                           ============     ============

Supplemental cash flow information:
  Non-cash transaction:
    167,000 shares of common stock issued to satisfy
    stock subscription payable                             $         --    $     50,000
                                                           ============    ============

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2001 of Eclipse Entertainment Group, Inc. (the "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN - The Company incurred a net loss of approximately $481,000 for the six months ended June 30, 2002. The Company's current liabilities exceed its current assets by approximately $3,566,000 as of June 30, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan of marketing and selling its films to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2002 consist of the following:

Advances payable to an entity controlled by a
board director and stockholder of the Company,
unsecured, imputed interest at 8%, and due on demand                 $   960,128

Advances from officer and stockholder of the Company,
unsecured, interest at 10%, and due on demand                        $   625,000

Promissory note payable to a stockholder of the Company,
Unsecured, bearing interest at 8%, and due on demand                     108,500
                                                                     -----------

Total due to related parties                                         $ 1,693,628
                                                                     ===========

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE

As of June 30, 2002, notes payable consist of the following:

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due on demand.             $   400,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 19.65%, and due on demand.                  25,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 19.65%, and due on demand.                 100,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due April 2002.                120,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 16.8%, and due on demand.                   50,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 16.8%, and due on demand.                   50,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 10%, and due July 2002.                    300,000

Promissory notes from an individual, unsecured, payable
at an interest rate of 9%, and due July 2002.                             24,960

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 14%, and due December 2002.                 10,800
                                                                     -----------

                                                                     $ 1,080,760
                                                                     ===========

Subsequent to June 30, 2002, three promissory notes payable totaling $424,960 became past due its maturity.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

During May 2001, the Company entered into unsecured loan agreements with two individuals to borrow a principal amount up to $240,000 of which the entire amount has been drawn on as of June30, 2002. The term of the loan is for one-year, no stated interest, matured in May 2002 and past due. These lenders have the option of converting these loans into shares of restricted common stock, at $0.25 per share, based on the unpaid principal balance of the loans. As of June 30, 2002, these lenders received 100,000 shares of restricted common stock as bonus shares totaling $4,000 which has been recorded in the accompanying statement of operations for the six months ended June 30, 2002. Furthermore, these lenders will receive 100,000 shares of additional restricted common stock as bonus shares which the Company has recorded an accrued expense totaling $4,000 as June 30, 2002 and an expense in the same amount for the six months ended June 30, 2002.

Due to the conversion feature of the debt, the Company will record significant amounts of deemed interest over the term of these loans based on the difference of the Company's historical closing price of $0.34 of its common stock on the loan dates of May 15, 2001. Additionally, the bonus shares are also considered deemed interest over the term of these loans based on the Company's historical closing price of its common stock on the loan dates. During the six months ended June 30, 2002, the Company recorded $10,800 of deemed interest expense relating to the conversion feature and bonus shares.

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

     The Company incurred a net loss of approximately $481,000 for the six months ended June 30, 2002. The Company's current liabilities exceed its current assets by approximately $3,566,000 as of June 30, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan of marketing and selling its films to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TWELVE MONTH PLAN OF OPERATION.

     For the period from the Registrant's inception through the period reported by this Form 10-QSB, there have been no revenues. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the production of the movie, Ancient Warriors. The Registrant created the ability to acquire and license worldwide or sell distribution rights to independently produced feature films. The Registrant can obtain rights to motion pictures at various stages of completion (either completed, in production or in development) and licenses distribution rights (including video, pay television, free television, satellite and other ancillary rights) of motion pictures to various sub-distributors in the United States and in foreign markets.

     The Registrant has a limited operating history. The Registrant must establish and maintain distribution on current rights to motion pictures, implement and successfully execute its business and marketing strategy, provide superior distribution of motion pictures, anticipate and respond to competitive developments, and attract and retain qualified personnel. There is no assurance that the Registrant will be successful in addressing these needs

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to increase as it commences to promote and market its motion picture distribution rights and its recently produced motion picture, Ancient Warriors.

General and administrative expenses totaled $265,000 for the three months ending June 30th, 2002, as compared to $153,000 for the three months ending June 30th, 2001. This increase was due to a temporary increase in marketing costs associated with the promotion of Ancient Warriors, LLC. This increase in expenses are to be expected in quarterly periods where the company is involved in the promotion of new films. This amount will vary from film to film based upon extent of promotional activities the Company believes is necessary.

NET LOSS

The Company incurred a net loss of $354,000 for the three months ending June 30th, 2002, as compared to net loss of $155,000 in the three months ending June 30th, 2001

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceed its current liabilities by a total of $3,566,000 as of June 30th, 2002. As of June 30th, 2002 the Company had an accumulated deficit of $2,293,000. This raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

On the third of June, 2002, a total of 837,500 shares were issued to 12 individuals pursuant to default provisions on certain promissory notes. The Company believes that the issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

On the third of June, 2002, a total of 670,000 shares were issued to 7 individuals for various consulting services. The Company believes the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

On the third of June, 2002, a total of 550,000 shares were issued to 2 individuals for Professional Services rendered. . The Company believes the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

On the third of June, 2002, total of 1,000,000 shares were issued to Francesco Columbu and 750,000 shares were issued to Art Birzneck Jr. for partial payment for unpaid salaries. The Company believes the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

On the third of June, 2002, total of 100,000 shares were issued to Francesco Colombu and 100,000 shares were issued to Art Birzneck Jr. pursuant to the Company's Incentive Stock Option Plan. . The Company believes the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

On the third of June, 2002, a total of 100,000 shares were issued to John G. Smith and 100,000 shares were issued to Brent Nelson pursuant to the Company's Non-Qualified Stock Option Plan. . The Company believes the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 30th, 2002, three promissory notes totaling $360,000 became past due their maturity and are now due on demand.

On July 31st, 2002, two promissory notes totaling $324,960 became past due their maturity and are now due on demand.

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

     4.2 Convertible Promissory Note issued by the Registrant to Martin McCurry, dated May 15th, 2001.****

     10.1      Distribution   Agreement   between  the   Registrant  and  Westar
               Entertainment, Inc., dated January 1, 1998. ***

     10.2 Agreement between the Registrant and Franco Columbu, dated September 2, 1997. **

     10.3      Distribution   Agreement   between  the   Registrant   and  Pinoy
               Productions, Inc., dated January 30, 1997. **

     10.4 Contract between Eclipse Entertainment Group, Inc., Ancient Warrior Films, LLC, and Franco Columbu. *****

     22.1      Subsidiaries of Registrant *****

     99.1      Certification of Brent Nelson

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


                                        ECLIPSE ENTERTAINMENT GROUP, INC.


                                        /s/ Art Birzneck
                                        ----------------------------------------
                                        By: Art Birzneck. President/Director
                                        Date: 9/24/02


                                        /s/ Brent Nelson
                                        ----------------------------------------
                                        By: Brent Nelson. Treasurer/Director
                                        Date: 9/24/02


                                        /s/ John G. Smith
                                        ----------------------------------------
                                        By: John G. Smith. Secretary/Director
                                        Date: 9/24/02