Form 10QSB
period 2002-09-30
ECLIPSE ENTERTAINMENT GROUP INC
filed 2002-12-19
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30th, 2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 18,179,321 as of December 15th, 2002.

ITEM 1. FINANCIAL STATEMENTS

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Cash                                                                $       368
Capitalized film costs                                                3,425,735
Other assets                                                                800
                                                                    -----------

      Total assets                                                  $ 3,426,903
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                          $   706,565
  Due to related parties                                              1,694,616
  Convertible notes payable                                             240,000
  Notes payable                                                       1,128,760
                                                                    -----------
    Total current liabilities                                         3,769,941
                                                                    -----------

    Total liabilities                                                 3,769,941

Stockholders' deficit
  Preferred stock - $.001 par value, 10,000,000
    shares authorized, no shares issued                                      --
  Common stock - $.001 par value, 50,000,000
    shares authorized, 18,179,321 shares
    issued and outstanding                                               18,179
  Additional paid in capital                                          2,135,171
  Accumulated deficit                                                (2,496,388)
                                                                    -----------
    Total stockholders' deficit                                        (343,038)
                                                                    -----------

    Total liabilities and stockholders' deficit                     $ 3,426,903
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the Three       For the Three       For the Nine        For the Nine
                                               Months Ended        Months Ended        Months Ended        Months Ended
                                            September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001
                                            ------------------  ------------------  ------------------  ------------------
Revenues                                       $         --        $         --        $         --        $         --

General and administrative expenses                 118,220              72,769             439,367             256,056
                                               ------------        ------------        ------------        ------------

Loss from operations                               (118,220)            (72,769)           (439,367)           (256,056)

Other expense
  Interest expense                                   84,893              50,394             244,800              60,615
                                               ------------        ------------        ------------        ------------

Total other expenses                                 84,893              50,394             244,800              60,615

Provision for income taxes                               --                  --                  --                  --
                                               ------------        ------------        ------------        ------------

Net loss                                       $   (203,113)       $   (123,163)       $   (684,167)       $   (316,671)
                                               ============        ============        ============        ============

Basic and diluted loss per common share               (0.02)              (0.01)              (0.05)              (0.02)
                                               ============        ============        ============        ============
Weighted average number of common
  shares used in per share calculation           18,179,321          13,266,163          15,394,946          13,248,612
                                               ============        ============        ============        ============

                 See Accompanying Notes to Financial Statements

                       ECLIPSE ENTERTAINMENT GROUP, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                                    Common Stock
                                            ---------------------------      Additional                        Total
                                               Number                         Paid-In       Accumulated     Stockholders'
                                             of Shares         Amount         Capital         Deficit          Equity
                                            -----------     -----------     -----------     -----------      -----------
Balance at January 1, 2002                   13,971,821     $    13,971     $ 1,971,079     $(1,812,221)     $   172,829

Issuance of common stock for interest
  and default penalties on a promissory
  note, $0.04 per share                         837,500             838          32,663              --           33,501

Issuance of common stock for consulting       3,370,000           3,370         131,429              --          134,799
  services, $0.04 per share

Net loss                                             --              --              --        (684,167)        (684,167)
                                            -----------     -----------     -----------     -----------      -----------

Balance at September 30, 2002                18,179,321     $    18,179     $ 2,135,171     $(2,496,388)     $  (343,038)
                                            ===========     ===========     ===========     ===========      ===========

                 See Accompanying Notes to Financial Statements

                       ECLIPSE ENTERTAINMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Nine        For the Nine
                                                              Months Ended        Months Ended
                                                           September 30, 2002  September 30, 2001
                                                           ------------------  ------------------
Cash flows from operating activities:
  Net loss                                                      $(684,167)         $(316,671)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                   8,209                190
    Stock based expenses related to interest
      and default penalties                                        33,501                 --
    Stock based expenses related to
      consulting services                                         134,799            210,150
  Changes in operating assets and liabilities:
    Increase in capitalized film costs                           (200,002)          (130,000)
    Increase in deposits                                               --               (115)
    Increase in accounts payable
     and accrued liabilities                                      367,610            251,280
                                                                ---------          ---------

       Net cash provided (used) by operating activities          (340,050)            14,834

Cash flows from investing activities:
  Increase in promissory note receivable                               --            (95,300)
                                                                ---------          ---------

       Net cash used by investing activities                           --            (95,300)

Cash flows from financing activities:
  Net increase (decrease) in due to related parties              (661,868)            77,900
  Proceeds from notes payable                                     999,617                 --
                                                                ---------          ---------

       Net cash provided by financing activities                  337,749             77,900
                                                                ---------          ---------

Net decrease in cash                                               (2,301)            (2,566)

Beginning balance                                                   2,669              2,759
                                                                ---------          ---------

Ending balance                                                  $     368          $     193
                                                                =========          =========
 Supplemental cash flow information:
    Non-cash transaction:
      167,000 shares of common stock issued to satisfy
      stock subscription payable                                $      --          $  50,000
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN - The Company incurred a net loss of approximately $684,000 for the nine months ended September 30, 2002. The Company's current liabilities exceed its current assets by approximately $3,769,000 as of September 30, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan of marketing and selling its films to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at September 30, 2002 consist of the following:

Advances from an entity controlled by a
board director and stockholder of the Company,
unsecured, imputed interest at 8%, and due on demand                 $   961,116

Advances from officer and stockholder of the Company,
unsecured, interest at 10%, and due on demand                            625,000

Promissory note payable to a stockholder of the Company,
Unsecured, bearing interest at 8%, and due on demand                     108,500
                                                                     -----------

Total due to related parties                                         $ 1,694,616
                                                                     ===========

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE

As of September 30, 2002, notes payable consist of the following:

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due on demand.             $   400,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 19.65%, and due on demand.                  25,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 19.65%, and due on demand.                 100,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.075%, and due on demand.                 120,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 16.8%, and due on demand.                   50,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 16.8%, and due on demand.                   50,000

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 10%, and due on demand.                    300,000

Promissory notes from an individual, unsecured, payable
at an interest rate of 9%, and due on demand.                             22,960

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 14%, and due December 2002.                 10,800

Promissory notes from an individual, unsecured, payable
at an annual interest rate of 9.75%, and due on demand                    50,000
                                                                     -----------
                                                                     $ 1,128,760
                                                                     ===========

NOTE 4 - CONVERTIBLE NOTES PAYABLE

During May 2001, the Company entered into unsecured loan agreements with two individuals to borrow a principal amount up to $240,000 of which the entire amount has been drawn on as of September 30, 2002. The term of the loan is for one-year, no stated interest, matured in May 2002 and past due. These lenders have the option of converting these loans into shares of restricted common stock, at $0.25 per share, based on the unpaid principal balance of the loans. As of September 30, 2002, these lenders received 100,000 shares of restricted common stock as bonus shares totaling $4,000 which has been recorded in the accompanying statement of operations for the nine months ended September 30, 2002. Furthermore, these lenders received 100,000 shares of additional restricted common stock as bonus shares which the Company has recorded as an accrued expense totaling $4,000 as of September 30, 2002 and an expense in the same amount for the nine months ended September 30, 2002.

Due to the conversion feature of the debt, the Company will record significant amounts of deemed interest over the term of these loans based on the difference of the Company's historical closing price of $0.34 of its common stock on the loan dates of May 15, 2001. Additionally, the bonus shares are also considered deemed interest over the term of these loans based on the Company's historical closing price of its common stock on the loan dates. During the nine months ended September 30, 2002, the Company recorded $10,800 of deemed interest expense relating to the conversion feature and bonus shares.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONSULTING AGREEMENT

In August 2002, the Company entered into a consulting agreement with an individual to assist it in strategic corporate planning and identifying new business opportunities for the next six months in consideration of 1,500,000 shares of the Company's common stock totaling $67,500. The Company has not issued any shares related to this agreement as of September 30, 2002. The Company has recorded consulting expense of $16,875 for the three months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

BUSINESS STRATEGY

     The overall strategic plan for Eclipse is to generate sufficient profits from the distribution of medium budget feature films to finance future films, to develop its domestic video label, record label and motion picture studio. These films will be produced and/or acquired by Eclipse for worldwide distribution. Simultaneous with the operation of these facilities Eclipse will expand its Eclipse distribution arm to penetrate the entire entertainment industry. Eclipse has created its own sales and marketing department Eclipse Releasing Inc (a Nevada Company) that is a wholly owned subsidiary of Eclipse to penetrate this industry. Eclipse intends to aggressively pursue strategic partnerships or output deals with one or more of the US Studios and to begin discussions with various film funds to secure funding for future film projects. It is the intention of management to expand operations with the present staff until such time when sufficient cash flow allows for the addition of quality entertainment industry personnel.

     The Company determined that it may be prudent to obtain the services of an outside consultant to explore new avenues and new opportunities, related and unrelated to the entertainment industry, as well as to advise and consult regarding the Company's current structure and business strategy, in order to further the progress of the Company. Therefore, the Company signed an agreement with Gary Campbell of Globestar Capital Corp. (a Nevada Company) on August 15, 2002 to evaluate and advise the Company as to restructuring possibilities, search for possible acquisition or merger candidates and to provide business advice, management, and product development and marketing services (See Exhibit 10.5)

     The Company incurred a net loss of approximately $186,238 for the three months ended September 30th, 2002. The Company's total liabilities exceed its total assets by approximately $3,753,000 as of September 30th, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan of marketing and selling its films to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

     Following the end of the quarter ending September 30th, 2002, the Company entered into a Noteholder Priority Reorganization Agreement (the "Reorganization Agreement") with 12 individual investors who have, to date, contributed $108,000 in additional funds to the Corporation in the form of promissory notes. The group, collectively, had previously invested approximately $2,693,540 in funds. Pursuant to the reorganization, such noteholders have agreed to contribute an amount equaling 10% of the current notes individually held. In consideration, new promissory notes have been issued. Pursuant to the reorganization agreement, a noteholder priority list has been complied. Such individual investors include directors Brent Nelson and Franco Columbu.

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

     General and administrative expenses totaled $101,345 for the three months ending September 30th, 2002, as compared to $72,769 for the three months ending September 30th, 2001. This increase was due to a temporary increase in marketing costs associated with the promotion of Ancient Warriors, LLC. This increase in expenses are to be expected in quarterly periods where the company is involved in the promotion of new films. This amount will vary from film to film based upon extent of promotional activities the Company believes is necessary.

NET LOSS

The Company incurred a net loss of $186,238 for the three months ending September 30th, 2002, as compared to net loss of $123,163 in the three months ending September 30th, 2001

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liabilities exceed its current assets by approximately $3,753,000 as of September 30th, 2002. As of September 30th, 2002 the Company had an accumulated deficit of $2,479,513. This raises substantial doubt about the Company's ability to continue as a going concern.

     Film costs represent a major component of the Registrant's assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs. The Registrant will amortize film costs using the individual film forecast method under which film costs are amortized for each film in the ratio that revenue earned in the current period for such film bears to management's estimate of the total revenue to be realized from all media and markets for such film. The Registrant currently has not generated revenues. from such film costs; however, the three movies which the Registrant has obtained the distribution rights to (and subsequently assigned to Westar under the Distribution Agreement) have commenced distribution, and revenue from such distributions is anticipated during the current fiscal year. Net income in future years is in part dependent upon the Registrant's amortization of its film costs and may be significantly affected by periodic adjustments in such amortization. It is the Company's hope that, with the release of Ancient Warriors, they will be able to effectively package these older films with Ancient Warriors and increase distribution and sales of all Eclipse films.

     Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $2 million in additional funds during the next 12 months through a private placement offering. These monies will be used for production of its next feature film and acquisition of other films. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

ITEM 3. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by Brent Nelson the Company's Chief Financial Officer and Art Birzneck, the Company's Chief Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II --- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     Subsequent to the end of the quarter on November 28th, 2002 John Smith resigned as a Director and Officer

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

10.1 Distribution Agreement between the Registrant and Westar Entertainment, Inc., dated January 1, 1998. ***

10.2 Agreement between the Registrant and Franco Columbu, dated September 2, 1997. **

10.3 Distribution Agreement between the Registrant and Pinoy Productions, Inc., dated January 30, 1997. **

10.4 Contract between Eclipse Entertainment Group, Inc., Ancient Warrior Films, LLC, and Franco Columbu.*****

10.5    Consulting Agreement with Globestar dated August 15th, 2002.

22.1    Subsidiaries of Registrant*****

99.1    Certification of Brent Nelson

99.2    Certification of Art Birzneck


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

                                            ECLIPSE ENTERTAINMENT GROUP, INC.

                                            /s/ Art Birzneck
                                            ------------------------------------
                                            By: Art Birzneck, President/Director
                                            Date: 12/17/02


                                            /s/ Brent Nelson
                                            ------------------------------------
                                            By: Brent Nelson. Treasurer/Director
                                            Date: 12/17/02

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brent Nelson, certify that:

1)   I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  ECLIPSE
     ENTERTAINMENT GROUP;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

                                           /s/ Brent Nelson
                                           -------------------------------------
                                           Brent Nelson
                                           Treasurer / CFO

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Art Birzneck, certify that:

1)   I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  ECLIPSE
     ENTERTAINMENT GROUP;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18th, 2002

                                           /s/ Art Birzneck
                                           -------------------------------------
                                           Art Birzneck
                                           President, CEO