Form 10KSB
period 2002-12-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2003-04-16
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                         For the fiscal year ended 2002

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

                    Issuer's telephone number: (760) 674-5750

           Securities registered under 12(b) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $1,500.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of April 13th, 2003, the aggregate market value of shares held by non-affiliates (based on the close price on that date $.08) was $1,468,345.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 18,354,321 as of April 13th, 2003.

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT.

Eclipse Entertainment Group, Inc. ("Company") was incorporated on January 27, 1997 in the State of Nevada to produce film entertainment that is developed under carefully managed budgets. The Company has been attempting to establish a network of foreign and domestic buyers to acquire its programming. The Company currently has no employees, other than the officers and directors. The officers and directors handle the business activities of the Company.

BUSINESS OF THE COMPANY.

The Company has been focused on the production, acquisition and distribution of action-oriented feature films that have been developed and/or produced within low to medium budgets. To date the Company has produced one action feature film, Ancient Warriors, and has acquired the rights to other similar films, which were available for distribution.

Eclipse's feature film production strategy was to develop and produce feature films when the production budgets for the films are substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. It was believed that this plan would significantly reduce the Company's capital requirements. However, the independent film market has been very slow over the past years and the Company has been unable to consummate any such transactions, forcing the Company to directly finance all film production and distribution costs.

In most cases, producers of lower budget films will assign the distribution rights to the Company with no monetary advance. In return for the assignment of the distribution rights, the Company undertakes to advance some initial marketing costs associated with the film. These costs include film market attendance, poster/flyer artwork, printing, limited advertising in trade magazines during film markets, phone, fax and courier costs. These costs range from $2,500 to $25,000 per film. In some cases a small advance (in the form of a minimum guarantee against future sales) is justified if the film has big name talent attached that will increase the marketability. These advances can be as low as $2,000 and will not exceed $50,000 per film.

The Company previously acquired the rights to the following films in this manner: Beretta's Island (1992), Doublecross (1997) and The Process (1997). For these acquired films, the Company was entitled to take a sales commission (plus reimbursement of marketing expenses) from all sales of the film in the Territory covered in the Distribution Agreement. This sales commission generally ranged from 15%-50% of gross revenues. The percentage was negotiated based on the marketability of the film. The Territory was separated into Domestic (US & Canada) and Foreign (all other countries) respectively but was generally worldwide (Domestic and Foreign). To date the revenue generated from the sales of these films has not exceeded the costs of the Company's former distribution company, Weststar Entertainment, Inc. During the year the Company began handling the distribution of its films through Eclipse Entertainment Inc. (a wholly owned subsidiary). The Company received $1,500 in revenue from sales of these acquired films during the year.

In an effort to reduce costs, on January 1, 2002 the Company cancelled its distribution agreement with Westar Entertainment, Inc. ("Westar") dated January 1, 1998 pursuant to which this firm marketed the Company's products both domestically and worldwide thus, releasing the Company's obligation to distribute its films exclusively through this company, allowing the Company to utilize its subsidiary Eclipse Releasing for the same purpose. During the year Eclipse Releasing pursued strategic partnerships or output deals with one or more of the US Studios and began discussions with various film funds to attempt to secure funding for future film projects. This strategy has not been successful to date. It is the intention of management not to expand film production operations. However management will continue attempting to sell the film, Ancient Warriors through Eclipse Releasing until such time that revenue can be generated.

During the year, due to the age of the films which the Company had acquired, and the fact the Company does not anticipate any future revenues from these films, the Company cancelled the worldwide distribution agreement for the action/adventure films Beretta's Island and Double Cross dated September 2, 1997, with Franco Columbu, an Officer and Director of the Company. In addition, the Company has cancelled the distribution agreement dated January 30, 1997 with Pinoy Productions, Inc. covering the martial arts film The Process (Arthur Birzneck, an officer and director of the Company, is also President of that company). The company has written off the value of the films on its financial statements.

Previously the Company had completed production and made ready for sale the film, Ancient Warriors. Pursuant to a contract between Franco Columbu, Ancient Warriors LLC, and Eclipse Entertainment, the first monies generated from the film were to be used to recoup costs as follows; Ancient Warriors LLC is to receive 10% of the monies for administration fees, royalties and remaining salaries. 20% of the monies are to go to the distributor of the film, Eclipse Releasing. The remaining 70% of the monies are to be distributed to investors in the film, proportionally until repaid in full. While Ancient Warriors LLC has made limited sales of the film, the revenue received ($22,000) has been less than their direct expenses of marketing the film and the Company received no revenue.

This  agreement  has been  modified by the  agreement  dated Dec 30th,  2002 see exhibit 10.3 whereby all the Company's rights to the film were transferred to Eclipse Releasing and the Company's noteholders agreed to forgive the Company's obligations to them under their notes ($3,709,575) and received Preferred shares in Eclipse Releasing. The terms of the Preferred shares in Eclipse Releasing provide that the Preferred shareholders receive all proceeds from sales of the film, less direct selling expenses, until their Preferred shares are fully redeemed. The Preferred shares of Eclipse releasing have no claims against the parent company. To date no funds have been paid to the Preferred shareholders pursuant to this transaction. In a separate decision the Company has decided that since it has received no revenue from the its acquired films or the film, Ancient Warriors to date and due to the age of the film does not anticipate significant future revenue from the film to treat the film assets as impaired and has written off their costs ($3,425,735) on the financial statements.

At present the Company utilizes the services of its Officers and Directors to conduct business. Mr. Birzneck, the President/CFO oversees all operational activities of the Company and Eclipse Releasing Inc. on a full time basis. Dr. Columbu, the CEO consults with the Company on Production and Distribution activities on a part-time basis as he maintains a full-time Chiropractic practice in Los Angeles, CA. Mr. Nelson, the Secretary consults with the Company on administrative matters on a part-time basis.

Over the last several months, management has explored various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, acquiring new assets, a re-capitalization or other actions. Management is unsure that any such plans and actions can be effectively implemented.

Management of the Company responded to the lack of sales revenue with several cash conserving actions. These steps included the termination of all non officer personnel, renewed negotiations with several suppliers for reduced costs on goods and services, restructuring debt and increased targeted marketing efforts. The Company has also made an effort to sell their film assets at reduced prices to generate cash for the payment of liabilities. Management believes that cash flow from operations will not be sufficient to allow the Company to continue in business on the same basis in 2003.

As a result of the above factors, management entered into an agreement with TerraStar Marketing Inc. ("TerraStar"), whereby the Company would acquire an exclusive license from TerraStar for its proprietary PC alternative, proprietary applications and web based service infrastructure in exchange for 3,000,000 Class A Preferred shares with 6 to 1 voting rights and convertible into 18,000,000 common shares. Prior to completion of the transaction the Company and TerraStar have agreed to alter the agreement to focus on the medical vertical markets license with a specific emphasis on the prescription sub-segment. To this end the Company, TerraStar and Nations Rx, Inc. ("NationsRx", a California Company) and client of TerraStar, have agreed to revise the previous agreement to include the acquisition of an exclusive license for all the enterprise of NationsRx, Inc. NationsRx is a prescription benefit management company that is planning on utilizing the TerraStar hardware and software as part of their product delivery model. It is currently anticipated that this transaction may require additional shareholder approval and amendment of the documentation, which has already been filed.

The Company currently believes that the 3,000,000 Class A Preferred shares will be sufficient to acquire both licenses and will not require that additional consideration be approved. However, the issuance of the 3,000,000 Class A Preferred shares may result in a change of control. The Company will be filing the revised documentation upon conclusion of the discussions between the parties and currently anticipates this occurring in the next seven days.

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

BUSINESS RISKS

ONLY LIMITED PRIOR OPERATIONS.

The Company has only limited operations. The Company's principal activities to date have been limited to production of one film, distribution agreements for three others and prospect development, it has a limited record of any revenue-producing operations. At this time there is no basis for the assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

A large portion of the Company's financing to date has been through the issuance of shares or through equity financing with share based collateral. There can be no assurances that the Company will become self sufficient. Therefore, the Company may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Company.

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

CONTROL OF THE COMPANY BY OFFICERS AND DIRECTORS OVER AFFAIRS OF THE COMPANY.

The Company's officers and directors beneficially own approximately 29.96% (see "Security Ownership of Certain Beneficial Owners and Management") of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

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

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with minority ownership interest rights to make decisions which affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2002.

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

                                  Closing Ask            Closing Bid
                                  -----------            -----------
Date                              High    Low            High    Low
----                              ----    ---            ----    ---

2002

Jan 2 thru Mar 29                  .17    .11             .10    .08

Apr 1 thru June 28                 .10    .06             .08    .03

July 1 thru Sept 30                .05    .05             .02    .02

Oct 1 thru Dec 31                  .08    .04             .04    .01


As of April 13, 2002, we had approximately 71 stockholders of record (not including shares held by brokers or in street name) of the 18,354,321 shares outstanding. We have never declared or paid dividends on our Common Stock.

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

SALES OF UNREGISTERED SHARES

In October of 2002, the Company issued 500,000 shares of common stock to an individual based upon expenses claimed by the individual. The Company has since determined that the expenses were not valid and has cancelled the 500,000 shares issued.

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

BUSINESS STRATEGY

The overall strategic plan for Eclipse was to generate sufficient profits from the distribution of low to medium budget feature films to finance future films. These films were produced and/or acquired by Eclipse for worldwide distribution. Eclipse created its own sales and marketing department in 2002, which eliminated the reliance upon Westar. As a result of the failure to secure satisfactory sales of its film assets the Company will not be expending further funds to expand its operations. The Company will instead focus upon generating revenue from the film that it produced and securing a new business or direction for the Company.

TWELVE MONTH PLAN OF OPERATION.

For the period from the Registrant's inception through the period reported by this Form 10-KSB, there have been limited. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the distribution of the movie, Ancient Warriors. The Registrant has terminated all distribution agreements for productions which it acquired in order to concentrate its efforts on generating revenue from sales of Ancient warriors by its subsidiary Eclipse Releasing, Inc. and in securing a new business or enterprise for the Company. There is no assurance that the Registrant will be successful in addressing these needs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to decrease as it limits its activities to promoting and marketing its motion picture, Ancient Warriors. General and administrative expenses totaled $405,432 for the fiscal year ended December 31, 2002, as compared to $555,311.00 for the fiscal year ended December 31, 2001. This decrease was due to a termination of all staff and costs associated with the promotion of Ancient Warriors. This decrease in expenses are to be expected in years where the company is not involved in the production and distribution of new films.

NET LOSS

The Company incurred a net loss of $458,858 for the fiscal year ended December 31, 2002, as compared to net loss of $1,089,000 in the fiscal year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceed its current assets by a total of $110,730 for the fiscal year ended December 31, 2002. Additionally approximately $84,569 of the Company's accounts payable are currently past due. As of December 31, 2002, the Company had an accumulated deficit of $2,271,080. This raises substantial doubt about the Company's ability to continue as a going concern.

Film costs represented a major component of the Registrant's former assets. Film costs represent those costs incurred in the acquisition and distribution of motion pictures or in the acquisition of distribution rights to motion pictures. This includes minimum guarantees paid to producers or other owners of film rights, recoupable distribution and production costs. The Registrant has been unable to generate any significant revenue from its film assets and has treated them as impaired in the financial statements resulting in a one-time charge of $3,425,735.

The Registrant has entered into an agreement with its noteholders whereby they forgave the $3,709,575 currently owing to them by the Company. Pursuant to an agreement dated Dec 30th, 2002 see exhibit 10.3 whereby the Company's rights to the film were transferred to Eclipse Releasing and the investors in the film agreed to forgive the Company's obligations to them under their notes and received Preferred shares in Eclipse Releasing. The Preferred shares in Eclipse Releasing allow the investors to receive all proceeds from the film, less expenses, until their Preferred shares are fully redeemed.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $500,000 in additional funds during the next 12 months through a private placement. These monies will be used for film sales and general operating expenses. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the year ended December 31, 2002, and December 31, 2001 are presented in Item 13 of this report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a) Dismissal of Previous Independent Accountants

     On April 10, 2003 Eclipse Entertainment Group, Inc. (the "Registrant") dismissed L.L. Bradford & Company LLC ("Bradford"), as its independent public accountants. The Registrant's Board of Directors participated in and approved the decision to dismiss Bradford.

     The reports of Bradford on the Registrant's financial statements for the two fiscal years ended December 31, 2001 and 2000 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the year ended December 31, 2001 included a paragraph on the uncertainty of the Registrant to continue as a going concern as follows:

     "The Company incurred a net loss of approximately $1,089,000 and $148,000 for the years ended December 31, 2001 and 2000, respectively, and current liabilities exceed current assets by approximately $3,062,000 as of December 31, 2001. The Company plans to earn revenue through the release of completed films during 2002. The Company will also seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern."

     During the preceding two fiscal years and through April 10, 2003, there were no disagreements between the Registrant and Bradford on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Bradford's satisfaction, would have caused Bradford to make reference to the subject matter of the disagreements in connection with Bradford's report on the Registrant's financial statements.

     During the  preceding  two fiscal years and through  April 10, 2003,  there
were  no  reportable   events   required  to  be  disclosed   pursuant  to  Item
304(a)(1)(v).

     Pursuant to Item 304(a)(3), on April 14, 2003, Bradford furnished the Registrant a letter addressed to the Securities and Exchange Commission stating it agrees with the statements made by the Registrant in response to Item 304(a).

(b) Engagement of New Independent Accountants.

     Registrant has appointed Beckstead and Watts, LLP, as Registrant's independent accountants for the fiscal year ending December 31, 2002. The decision to accept the engagement of Beckstead and Watts, LLP was approved by the Audit Committee of the Board of Directors on April 10, 2003. Beckstead and Watts, LLP will be performing the annual audit of Registrant's financial statements for the year ending December 31, 2002. Beckstead and Watts, LLP was engaged by Registrant on April 10, 2003.

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

FRANCO COLUMBU, CHAIRMAN OF THE BOARD & CEO, 61

Dr. Columbu oversees all film and television activities of Eclipse. Dr. Columbu's career in bodybuilding and power lifting has earned him major titles including the MR. OLYMPIA, MR. WORLD, and MR. UNIVERSE titles. Dr. Columbu has appeared in PUMPING IRON, STAY HUNGRY, CONAN THE BARBARIAN, RUNNING MAN, and TERMINATOR. He has produced two feature films, BERETTA'S ISLAND and DOUBLECROSS, through his production company Franco Columbu Productions, Inc. and is currently Producer of the Company's current feature, ANCIENT WARRIORS. He has also been featured in several national commercials and been a guest on talk shows. In addition to his film industry experience, Dr. Columbu maintains an active chiropractic practice and has been providing private health consultation for over ten years. Dr. Columbu has served as CEO and a Director of the Company from 05/99 - Present and added the title of Chairman from 10/00 - Present.

ART BIRZNECK, PRESIDENT & CFO/DIRECTOR, 34

Mr. Birzneck has been with Eclipse since its inception and is responsible for overseeing all operational activities and the development of its domestic and international ventures. He is Executive Producer of the Company's first feature film, THE PROCESS and current feature, ANCIENT WARRIORS. Prior to Eclipse, Mr. Birzneck spent three years as president of Pinoy Productions, Inc., a Vancouver, Canada based production company. He has participated financially in several film projects including THE PROCESS and ANCIENT WARRIORS and HPP Production's HERO OF THE PLANET. Mr. Birzneck also has been involved in promoting numerous Hip-Hop music groups. As a principal of MB Productions, his clients included Hip Hop artists CANDY MAN, LIGHTER SHADE OF BROWN and the RASCALZ. Mr. Birzneck has served as President and as a Director of the Company from 06/97 - Present. In 12/02 Mr. Birzneck became the CFO of the Company

BRENT NELSON, DIRECTOR, 42

Mr. Nelson has been with Eclipse since its inception. He has more than 15 years experience in corporate and project financing and serves on the boards of Esarati Electric Technologies Inc., Polar Cargo Systems Inc., Mobile PET Technologies Inc., and Innovative Communications Technologies Inc. Approximately six years ago, he founded and became Managing Director of Northwest Capital Partners, L.L.C. a Bellevue, Washington based venture capital company. Northwest Capital is very active in both private and public financing on an international basis. Mr. Nelson is also an executive producer of the Company's feature film ANCIENT WARRIORS. Mr. Nelson has served as a Director of the Company from 06/97
- Present. Mr. Nelson has served as Treasurer of the Company from 06/97 - 12/02.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following officers and directors received restricted shares for partial payment of unpaid salaries pursuant to a Board Resolution on August 7th of this year pursuant to the following table:

Name                       Position                # of restricted shares issued
----                       --------                -----------------------------
Franco Columbu         CEO/Director                          1,000,000
Art Birzneck           President/Director                      750,000

Franco Columbu received 1,000,000 shares in satisfaction of a one time $100,000 annual salary and Art Birzneck received 750,000 shares in satisfaction of a one time $75,000 annual salary. The salaries are payable only for their services during 2002. The shares were issued at a share price of $0.10 per share.

Art Birzneck has yet to receive 85,000 restricted shares owed to him for past services pursuant to a Board Resolution dated July 1st of 2001. These shares remain unissued. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of April 15th, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of           Name and Address                Amount of            Percent
 Class           of Beneficial Owner          Beneficial Ownership      of Class
 -----           -------------------          --------------------      --------

Common               Brent Nelson                 2,771,270 (2)          15.09%
Stock           10900 N.E. 8th Street
                  Bellevue, WA 98004

Common             Art Birzneck(3)                1,274,500                6.94%
Stock           10520 Venice Boulevard
            Culver City, California 90232

Common             Franco Columbu,                1,253,750                6.83%
Stock           10520 Venice Boulevard
            Culver City, California 90232

Common       Shares Of All Directors and
Stock       executive officers as a group         5,499,520               29.96%
                     (3 persons)

----------
(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them
(2) This figure includes the 2,605,520 shares owned by Northwest Capital Partners, L.L.C., 10900 N.E. 8th Street, Bellevue, Washington 98004, since Mr. Nelson is the managing director of this firm.
(3) This figure does not represent 85,000 shares that have been authorized by the Board of Directors but remain unissued.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a) Northwest Capital Partners, L.L.C. has advanced the Registrant the sum of $995,040. There are no specific repayment terms on this advance, it is unsecured, with an imputed interest at 8%, and due on demand. The purpose of this advance was that the Registrant required additional funding to continue operating. This note was forgiven pursuant to Exhibit 10.3. Northwest Capital Partners received Preferred shares in Eclipse Releasing.

(b) The Company currently rents its offices under a month to month lease for $2,500 per month from Franco Columbu, Chairman of the Board and Chief Executive Officer of the Company.

(c) Franco Columbu, the Company's Director and CEO, will receive 10% of the profits from the film Ancient Warriors. Further, Mr. Columbu directly owns 30% of the film Ancient Warriors.

(d) Art Birzneck, the Company's President, will receive 10% of the profits of Ancient Warriors as Executive Producer fees.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
3340 Wynn Rd., Ste. B
Las Vegas, NV 89102
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITORS' REPORT

Board of Directors
Eclipse Entertainment Group, Inc.
Las Vegas, NV

We have audited the Balance Sheet of Eclipse Entertainment Group, Inc. (the "Company"), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Eclipse Entertainment Group, Inc., as of December 31, 2002, and its related statements of operations, equity and cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed,

/s/ BECKSTEAD AND WATTS, LLP
BECKSTEAD AND WATTS, LLP

                                 April 15, 2003

                        ECLIPSE ENTERTAINMENT GROUP, INC.


                                  BALANCE SHEET
                                      AS OF
                                DECEMBER 31, 2002

                                       AND

                            STATEMENT OF OPERATIONS,
                            STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 13

Balance Sheet                                                                17

Statement of Operations                                                      18

Statement of Stockholders' Equity                                            19

Statement of Cash Flows                                                      20

Footnotes                                                                    21

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
3340 Wynn Road, Ste B.
Las Vegas, NV 89102
702.257.1984
702.362.0540 (fax)

To Whom It May Concern:

The firm of Beckstead and Watts, LLP, consents to the inclusion of its report of April 15, 2003, on the Financial Statements of Eclipse Entertainment Group, Inc. for the year ended December 31, 2002, in its Form 10SB to be filed with the US Securities and Exchange Commission.

Signed,

/s/ BECKSTEAD AND WATTS, LLP
BECKSTEAD AND WATTS, LLP

April 15, 2003

                         ECLIPSE ENTERTAINMENT GROUP, INC.
                            Consolidated Balance Sheet



                                                               December 31, 2002
                                                               -----------------
ASSETS

Current assets:
    Cash and cash equivalent                                      $    36,991
                                                                  -----------
    Total current assets

Other asset
    Deposit                                                               800
                                                                  -----------

                                                                  $    37,791
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                   86,569
    Loan from shareholder                                              61,952
                                                                  -----------
    Total current liabilities                                         148,521

Stockholders' (deficit):

    Preferred stock, $.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                         --
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 18,354,321 shares issued and outstanding             18,354
    Additional paid-in capital                                      2,141,996
    Retained (deficit)                                             (2,271,080)
                                                                  -----------
                                                                     (110,730)
                                                                  -----------

                                                                  $    37,791
                                                                  ===========

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                      Consolidated Statements of Operations

                                                       For the Years Ended
                                                  -----------------------------
                                                  December 31,     December 31,
                                                      2002            2001
                                                  ------------    ------------
Revenue                                           $      1,500     $        --

Expenses
   Selling, general and administrative expenses         42,751         555,311
   Consulting                                          127,800              --
   Payroll expense                                      45,000              --
   Travel expense                                      111,710              --
   Professional fees                                    78,171              --
                                                  ------------    ------------
                                                       405,432         555,311
                                                  ------------    ------------
                                                      (403,932)       (555,311)

Other income (loss):
   Interest expense                                   (338,766)       (180,027)
   Gain on forgiveness of debt                       3,709,575
   Impairment on capitalized film costs             (3,425,735)       (353,463)
                                                  ------------    ------------
                                                       (54,926)       (533,490)

Net (loss)                                        $   (458,858)   $ (1,088,801)
                                                  ============    ============
Stockholders' Equity:
Weighted average number of common
  shares outstanding - basic and fully diluted      16,541,287      13,958,343
                                                  ============    ============

Net (loss) per share - basic and fully diluted    $      (0.03)   $      (0.08)
                                                  ------------    ------------

                        ECLIPSE ENTERTAINMENT GROUP, INC.
           Consolidated Statements of Changes in Stockholders' Equity

                                                                   Common Stock            Additional                     Total
                                                             --------------------------      Paid-in      Retained     Stockholders'
                                                               Shares         Amount         Capital      (Deficit)       Equity
                                                             -----------    -----------    -----------   -----------    -----------
Balance as of December 31, 2000                               12,758,641    $    12,758    $ 1,636,337   $  (723,421)   $   925,674

Shares issued for services                                       100,000            100         81,150                       81,250

Shares issued for cash                                           167,000            167         49,833                       50,000

Shares issued for services                                        24,000             24         11,976                       12,000

Deemed interest expense relate to
  conversion features of note payable                                                           41,700                       41,700

Stock issued for services                                        190,000            190         58,710                       58,900

Stock issued for services                                         40,000             40          7,960                        8,000

Shares issued for interest                                       200,000            200         23,800                       24,000

Shares issued for services                                        62,180             62          8,643                        8,705

Shares issued for services                                        20,000             20          2,380                        2,400

Shares issued for services                                        10,000             10            990                        1,000

Shares issued for interest                                       200,000            200         23,800                       24,000

Shares issued for interest                                       200,000            200         23,800                       24,000

Net (loss) for the year ended December 31, 2001                                                           (1,088,801)    (1,088,801)
                                                             -----------    -----------    -----------   -----------    -----------

Balance as of December 31, 2001                               13,971,821         13,971      1,971,079    (1,812,222)       172,828

Shares issued for interest and default penalties
 on debt                                                         837,500            838         32,663                       33,501

Shares issued for services                                     3,545,000          3,545        138,255                      141,800

Net (loss) for the year ended December 31, 2002                                                             (458,858)      (458,858)
                                                             -----------    -----------    -----------   -----------    -----------

Balance as of December 31, 2002                               18,354,321    $    18,354    $ 2,141,997    (2,271,080)      (110,730)
                                                             ===========    ===========    ===========   ===========    ===========

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                              For the Years Ended
                                                                           ---------------------------
                                                                           December 31,   December 31,
                                                                              2002           2001
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                              $  (458,858)   $(1,088,801)
   Adjustments to reconcile net (loss)
     to cash provided (used) by operating activities:
     Depreciation expense                                                           --         42,171
     Shares issued for services and expenses                                   141,800        244,255
     Shares issued for debt                                                     33,501             --
     Impairment on capitalized film costs                                    3,425,735        353,463
     Gain on forgiveness of debt                                            (3,709,575)
   Changes in assets and liabilities:
     (Increase) decrease in film costs                                      (1,406,291)
     Increase in deposits                                                           --           (115)
     Increase (Decrease) in accounts payable and accrued liabilities                --        288,140
                                                                           -----------    -----------
Net cash (used) by operating activities                                       (567,398)    (1,567,178)
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities                                           --             --
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in due to related parties                                --        632,088
   Loan from shareholder                                                        61,952             --
   Proceeds from notes payable                                                 539,772        935,000
                                                                           -----------    -----------
Net cash provided by financing activities                                      601,724      1,567,088
                                                                           -----------    -----------

Net (decrease) in cash                                                          34,327            (90)
Cash and equivalents - beginning                                                 2,669          2,759
                                                                           -----------    -----------
Cash and equivalents - ending                                              $    36,996    $     2,669
                                                                           ===========    ===========
Supplemental disclosures:
   Non-cash transactions:
     Interest paid                                                         $   338,766    $    49,998
                                                                           ===========    ===========
     Income taxes paid                                                     $        --    $    49,999
                                                                           ===========    ===========
     Loan fees                                                             $        --    $    50,000
                                                                           ===========    ===========
     Shares issued to satisfy stock subscriptions payable                  $        --    $    50,000
                                                                           ===========    ===========
     Shares issued for services                                              3,545,000        446,180
                                                                           ===========    ===========
     Shares issued for debt settlement                                         837,500        600,000
                                                                           -----------    -----------

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

ORGANIZATION

     Eclipse Entertainment Group, Inc. (hereinafter referred to as the "Company") was incorporated in the State of Nevada in January 1997 to engage in the business of developing, producing and marketing films for worldwide distribution. The Company's fiscal year ends on December 31.

CASH AND CASH EQUIVALENTS

     The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002.

INVESTMENTS

     Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value which is other than temporary.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

          Computer equipment                   5 years
          Office furniture and fixtures        7 years

     Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

REVENUE RECOGNITION

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

ADVERTISING COSTS

     The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair  value  estimates  discussed  herein  are based  upon  certain  market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company determined its film production rights would not be generating significant operating revenues in the near future and therefore recognized a $3,425,735 loss due to impairment of film rights.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                   Notes to Consolidated Financial Statements

REPORTING ON THE COSTS OF START-UP ACTIVITIES

     Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

LOSS PER SHARE

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

DIVIDENDS

     The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

SEGMENT REPORTING

     The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

INCOME TAXES

     The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

RECENT PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123."
     This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                   Notes to Consolidated Financial Statements

     In  November  2002,  the FASB issued  FASB  Interpretation  ("FIN") No. 45,
     "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No.
     51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation."

     Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

YEAR END

     The Company has adopted December 31 as its fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses through the year ended December 31, 2002 of $2,271,080. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

          U.S federal statutory rate      (34.0%)

          Valuation reserve                 34.0%
                                         -------

               Total                          --%
                                         =======

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $2,271,080. The related deferred asset has been fully reserved.

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                   Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTION

As of December 31, the president and shareholder had charged his personal credit card for the Company's operating expenses totaling $61,952.

NOTE 5 - NOTEHOLDER PREFERRED SHARE EXCHANGE AGREEMENT

In  December  2002,  the  noteholders   forgave  the  Company's  debts  totaling
$3,649,942 in exchange for preferred shares of Eclipse Releasing, Inc., a wholly-owned subsidiary.

NOTE 6 - CONSULTING AGREEMENT

In August 2002, the Company entered into a consulting agreement with an individual to assist it in strategic corporate planning and identifying new business opportunities in consideration of 1,500,000 shares of the Company's common stock totaling $67,500 based on the fair market value of the services rendered. The Company incurred consulting expense of $50,625 for the year ended December 31, 2002. The stated shares were issued in January 2003.

NOTE 7 - GAIN ON FORGIVENESS OF DEBT

In 2002, the holder of a loan in the amount of $65,966 forgave the debt in full.

In December 2002, noteholders forgave the Company's debts totaling $3,649,943 in exchange of preferred shares of its subsidiary.

NOTE 8 - STOCKHOLDER'S EQUITY

COMMON STOCK

The Company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

In 2002, the Company issued 837,500 shares of common stock for the settlement of interest and default penalties on notes payable.

In June 2002, the Company issued a total of 3,545,000 shares of common stock to various individuals for the consulting, legal and administrative services rendered during the year.

(b)  Exhibit           Description
     -------           -----------

     3.1               Articles of Incorporation.*

     3.2               Bylaws.*

     10.1 Contract between Eclipse Entertainment Group, Inc., Ancient Warrior Films, LLC, and Franco Columbu**

     10.2              Consulting agreement with Globestar***

     10.3 Contract between Eclipse, Eclipse Releasing and the Noteholders dated December 30th, 2002

     21                Subsidiaries of Registrant

     99.1/99.2         Certification(s) of Art Birzneck

* Incorporated by reference. (filed with Company's Form 10-SB/A filed on June 27th, 2000.)
** Incorporated by reference. (filed with Company's Form 10-KSB filed on April 15th, 2002)
*** Incorporated by reference. (filed with Company's Form 10-QSB filed on December 19, 2002)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECLIPSE ENTERTAINMENT GROUP, INC.

/s/ Art Birzneck
----------------------------------------
BY: ART BIRZNECK. PRESIDENT/CFO/DIRECTOR
DATE: APRIL 15TH, 2003