Form 10QSB
period 2003-03-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2003-05-20
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

    For the quarterly period ended March 31st, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number:0-28219

                                 NATIONSRX, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                                 91-1766849
(State or other jurisdiction                                    (IRS Employer
      of incorporation)                                      Identification No.)


8 Macbeth Court, Rancho Mirage, California                          92270
 (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:             (760)-328-8988

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,354,321 as of April 13th, 2003.

ITEM 1. FINANCIAL STATEMENTS

                                     NATIONSRX, INC.
                               (Development Stage Company)
                                Consolidated Balance Sheet

                                                                     March 31,
                                                                       2002
                                                                    -----------
ASSETS

Current assets:
    Cash and cash equivalent                                        $     3,104
                                                                    -----------
                                                                          3,104
Other asset
    Deposit                                                                 800
                                                                    -----------

                                                                    $     3,904
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                            140,841
    Loan from shareholder                                                61,952
                                                                    -----------
                                                                        202,793

Stockholders' (deficit):
    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 19,354,321 shares issued and
      outstanding                                                        19,354
    Additional paid-in capital                                        5,918,071
    Accumulated deficit                                              (6,136,314)
                                                                    -----------
                                                                       (198,889)
                                                                    -----------

                                                                    $     3,904
                                                                    ===========

   The accompanying Notes are an integral part of these financial statements

                                 NATIONSRX, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Period From
                                                   For the Three Months Ended     January 27, 1997
                                                  ----------------------------  (Date of Inception)
                                                    March 31,       March 31,    Through March 31,
                                                      2003            2002             2003
                                                  ------------    ------------     ------------
Revenue                                           $         --    $         --     $      1,500

Expenses
   Selling, general and administrative expenses        140,662         112,389        5,527,104
                                                  ------------    ------------     ------------
                                                       140,662         112,389        5,527,104
                                                  ------------    ------------     ------------
                                                      (140,662)       (112,389)      (5,525,604)

Other expense:
   Interest expense                                         --          86,715          610,710
                                                  ------------    ------------     ------------
                                                            --          86,715          610,710

Net (loss)                                        $   (140,662)   $   (199,104)    $ (6,136,314)
                                                  ============    ============     ============

Stockholders' Equity:
Weighted average number of common
   shares outstanding - basic and fully diluted     19,354,321      13,965,082       13,569,961
                                                  ============    ============     ============

Net (loss) per share - basic and fully diluted    $      (0.01)   $      (0.01)    $      (0.45)
                                                  ============    ============     ============

   The accompanying Notes are an integral part of these financial statements

                                 NATIONSRX, INC.
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Period From
                                                        For the Three Months Ended     January 27, 1997
                                                        --------------------------    (Date of Inception)
                                                         March 31,      March 31,     Through March 31,
                                                           2003           2002              2003
                                                        -----------    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                           $  (140,662)   $  (129,727)      $(6,136,314)
   Adjustments to reconcile net (loss)
     to cash provided (used) by operating activities:
     Depreciation and amortization expense                       --          8,145            42,846
     Shares issued for services and expenses                 52,503             --           532,037
     Impairment on capitalized film costs                        --             --         3,779,198
   Changes in assets and liabilities                         54,272       (130,454)          140,041
                                                        -----------    -----------       -----------
Net cash (used) by operating activities                     (33,887)      (252,036)       (1,642,192)
                                                        -----------    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquistion cost film                                  (3,709,575)
   Purchase of fixed assets                                      --             --           (42,846)
                                                        -----------    -----------       -----------
Net cash provided by investing activities                        --             --        (3,752,421)
                                                        -----------    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in due to related parties             --        (50,500)           61,952
   Proceeds from issuance of common stock                 1,626,190
   Proceeds from notes payable                                   --        300,000         3,709,575
                                                        -----------    -----------       -----------
Net cash provided by financing activities                        --        249,500         5,397,717
                                                        -----------    -----------       -----------

Net (decrease) in cash                                      (33,887)        (2,536)            3,104
Cash and equivalents - beginning                             36,991          2,669                --
                                                        -----------    -----------       -----------
Cash and equivalents - ending                           $     3,104    $       133       $     3,104
                                                        ===========    ===========       ===========

   The accompanying Notes are an integral part of these financial statements

                                 NationsRx, Inc.
                                      NOTES

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB/A annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $6,136,314 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - CHANGES IN COMMON STOCK

In January 2003, the Company cancelled 500,000 shares of its common stock previously issued to an employee, which recorded the cancellation at its par value. Accordingly, no gain or loss was recorded as a result of this cancellation.

During the first quarter of fiscal year 2003, the Company issued 1,500,000 shares of its common stock to a consultant for services totaling $52,503.

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

NationsRx's feature film production strategy was to develop and produce feature films when the production budgets for the films are substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. It was believed that this plan would significantly reduce the Company's capital requirements. However, the independent film market has been very slow over the past years and the Company has been unable to consummate any such transactions, forcing the Company to directly finance all film production and distribution costs.

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

The Company previously acquired the rights to the following films in this manner: Beretta's Island (1992), Doublecross (1997) and The Process (1997). For these acquired films, the Company was entitled to take a sales commission (plus reimbursement of marketing expenses) from all sales of the film in the Territory covered in the Distribution Agreement. This sales commission generally ranged from 15%-50% of gross revenues. The percentage was negotiated based on the marketability of the film. The Territory was separated into Domestic (US & Canada) and Foreign (all other countries) respectively but was generally worldwide (Domestic and Foreign). To date the revenue generated from the sales of these films has not exceeded the costs of the Company's former distribution company, Weststar Entertainment, Inc. During the year the Company began handling the distribution of its films through Eclipse Releasing Inc. (a wholly owned subsidiary). The Company received $1,500 in revenue from sales of these acquired films during the year.

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

Due to the age of the films which the Company had acquired, and the fact the Company does not anticipate any future revenues from these films, the Company will be negotiating the cancellation of the worldwide distribution agreement for the action/adventure films Beretta's Island and Double Cross dated September 2, 1997, with Franco Columbu, an Officer and Director of the Company. In addition, the Company will be negotiating the cancellation of the distribution agreement dated January 30, 1997 with Pinoy Productions, Inc. covering the martial arts film The Process (Arthur Birzneck, an officer and director of the Company, is also President of that company). The Company has written off the value of the films on its financial statements.

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

This agreement has been modified by an agreement dated Dec 30th, 2002 whereby all the Company's rights to the film were transferred to Eclipse Releasing and the Company's noteholders agreed to exchange the Company's obligations to them under their notes ($3,709,575) and receive Preferred shares in Eclipse Releasing. The terms of the Preferred shares in Eclipse Releasing provide that the Preferred shareholders receive all proceeds from sales of the film, less direct selling expenses, until their Preferred shares are fully redeemed. The Preferred shares of Eclipse releasing are non voting have no claims against the parent Company. To date no funds have been paid to the Preferred shareholders pursuant to this transaction. In a separate decision the Company, prior to the end of 2002, decided that since it has received no revenue from the film, Ancient Warriors to date and due to the age of the film does not anticipate significant future revenue from the film to treat the film assets as impaired and has written off their costs ($3,425,735) on the financial statements.

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

Management of the Company responded to the lack of sales revenue with several cash conserving actions. These steps included the termination of all non officer personnel, renewed negotiations with several suppliers for reduced costs on goods and services, restructuring debt and increased targeted marketing efforts. The Company has also made an to date unsuccessful effort to sell their film assets at reduced prices to generate cash for the payment of liabilities. Management believes that cash flow from operations will not be sufficient to allow the Company to continue in business on the same basis in 2003.

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

The Company currently believes that the 3,000,000 Class A Preferred shares will be sufficient to acquire both licenses and will not require that additional consideration be approved. However, the issuance of the 3,000,000 Class A Preferred shares may result in a change of control. In an effort to reflect the new business direction of the Company the name of the Company was changed to "NationsRx, Inc" as further described in the 8-K as Exhibit 10.2 - Name Agreement dated April 19th, 2003.

The Company incurred a net loss of approximately $140,662 for the three months ended March 31st, 2003. The Company's total liabilities exceed its total assets by approximately $198,889 as of March 31st, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan of seeking a new business venture as described above. There is no assurance that the new business venture or direction will prove successful. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TWELVE MONTH PLAN OF OPERATION.

For the period from the Registrant's inception through the period reported by this Form 10-QSB, there have been revenues of only $1,500. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the production of the movie, Ancient Warriors. Other than the ongoing sales of the movie Ancient Warriors through their wholly owned subsidiary, the Registrant will not be expending further funds in the film industry. The Registrant will, as described above, attempt to finalize the license agreements with the companies described above to participate in the pharmaceutical delivery and management sector.

The Company has only limited operations. The Company's principal activities to date have been limited to production of one film, distribution agreements for three others and prospect development, it has a limited record of any revenue-producing operations. At this time there is no basis for the assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed. The Registrant has been unable to successfully establish and maintain distribution on current rights to motion pictures, implement and successfully execute its business and marketing strategy. The registrant has no operating history in the pharmaceutical sector. To be successful the Registrant must secure key employees, execute upon the new business plan and compete with companies who have greater expertise and greater sources of funding. There is no assurance that the Registrant will be successful in addressing these needs

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its proposed license acquisitions

General and administrative expenses totaled $140,662 for the three months ending March 31st, 2003, as compared to $112,389 for the three months ending March 31st, 2002. This increase was due to a temporary increase in marketing costs associated with the negotiations, acquisition costs and development of the new business direction.

NET LOSS

The Company incurred a net loss of $140,662 for the three months ending March 31st, 2003, as compared to net loss of $199,104 in the three months ending March 31st, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liabilities exceed its current assets by approximately $198,889 as of March 31st, 2003. As of March 31st, 2003 the Company had an accumulated deficit of $6,136,314. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company has written off the value of its film assets in its December 31st, 2002 financial statements.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     (a)  None

     (b) The Company cancelled 500,000 unregistered common shares issued to Sridhar Sreekakula for services that were not performed

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits
     99.1 Certification pursuant to 18 U.S.C. Section 1350
     99.2 Certification pursuant to 18 U.S.C. Section 1350

(b)  REPORTS ON FORM 8-K

     (i) The Company filed a Form 8-K on April 24th, 2003 disclosing its plans to acquire licenses from TerraStar Marketing Inc., and NationsRx, Inc. and change its name to NationsRx, Inc.
     (ii) The Company filed a Form 8-K on April 15th, 2003 disclosing the dismissal of its previous auditors and the appointment of new auditors.

                                   SIGNATURES

     In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONSRX, INC.

                                        /s/ Art Birzneck
                                        ----------------------------------------
                                        By: Art Birzneck. CEO/Director
                                        Date: May 20th, 2003


                                        /s/ Brent Nelson
                                        ----------------------------------------
                                        By: Brent Nelson. Treasurer/Director
                                        Date: May 20th, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brent Nelson, certify that:

1)   I have reviewed this quarterly report on Form 10-QSB of NationsRx, Inc.;

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

Date: May 20th, 2003
                                           /s/ Brent Nelson
                                           -------------------------------------
                                           Brent Nelson
                                           Treasurer / Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Art Birzneck, certify that:

1)   I have reviewed this quarterly report on Form 10-QSB of NationsRx, Inc.;

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

Date: May 20th, 2003
                                           /s/ Art Birzneck
                                           -------------------------------------
                                           Art Birzneck
                                           CEO/Director