Form 10KSB/A
period 2002-12-31
ECLIPSE ENTERTAINMENT GROUP INC
filed 2003-07-10
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1943 FOR THE TRANSITION PERIOD FROM ___________________ TO
     ___________________


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

                   Issuer's telephone number: (760) 328-8988

Securities registered under 12(b) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

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

This form 10KSB/A contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB/A (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.

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

TWELVE MONTH PLAN OF OPERATION.

For the period from the Registrant's inception through the period reported by this Form 10-KSB/A, there have been limited. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the distribution of the movie, Ancient Warriors. The Registrant has terminated all distribution agreements for productions which it acquired in order to concentrate its efforts on generating revenue from sales of Ancient warriors by its subsidiary Eclipse Releasing, Inc. and in securing a new business or enterprise for the Company. There is no assurance that the Registrant will be successful in addressing these needs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceed its current assets by a total of $110,730 for the fiscal year ended December 31, 2002. Additionally approximately $84,569 of the Company's accounts payable are currently past due. To the extent these accounts payable remain unpaid they affect the ability of the Company to obtain further credit from these creditors. As of December 31, 2002, the Company had an accumulated deficit of $2,271,080. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $500,000 in additional funds during the next 12 months through a private placement. These monies will be used for product sales and general operating expenses. The Company has fixed costs of approximately $5,000 per month and variable costs of up to $30,000 per month . The Company has a minimum annual cash requirement of $60,000 and anticipates it will require up to an additional $360,000 to cover the variable costs of operating its business for the next twelve months. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash. In the event that the Company is unsuccessful in raising additional funds or in compensating providers of services through the issuance of stock the Company will be forced to terminate its business.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following officers and directors received restricted shares for partial payment of unpaid salaries pursuant to a Board Resolution on August 7th of this year pursuant to the following table:

Name                   Position                    # of restricted shares issued
----                   --------                    -----------------------------
Franco Columbu         CEO/Director                           1,000,000
Art Birzneck           President/CFO/Director                   750,000

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
3340 Wynn Rd., Ste. B
Las Vegas, NV 89102
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITORS' REPORT

Board of Directors
Eclipse Entertainment Group, Inc.
(A Development Stage Company)
Las Vegas, NV

We have audited the Balance Sheet of Eclipse Entertainment Group, Inc. (the "Company")(a development stage company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002 and 2001, and for the period from January 27, 1997 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Eclipse Entertainment Group, Inc. (a development stage company), as of December 31, 2002, and its related statements of operations, equity and cash flows for the year ended December 31, 2002 and 2001, and for the period from January 27, 1997 (date of inception) through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Beckstead & Watts, LLP
Beckstead & Watts, LLP
Las Vegas, Nevada
June 9, 2003

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                          (A DEVCLOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                      AS OF
                                DECEMBER 31, 2002

                                       AND

                            STATEMENT OF OPERATIONS,
                            STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002

TABLE OF CONTENTS
                                                                            PAGE

Balance Sheet                                                               F-2

Statement of Operations                                                     F-3

Statement of Stockholders' Equity                                           F-4

Statement of Cash Flows                                                     F-5

Footnotes                                                                   F-6

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                           Consolidated Balance Sheet
                          (A Development Stage Company)

                                                                   December 31,
                                                                       2002
                                                                   ------------
ASSETS

Current assets:
  Cash and cash equivalent                                         $     36,992

Other asset
  Deposit                                                                   800
                                                                   ------------

                                                                   $     37,792
                                                                   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                       86,569
  Credit card payable                                                    61,952
                                                                   ------------
  Total current liabilities                                             148,521

Minority interest in a consolidated subsidiary                        3,709,575

Stockholders' (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 18,354,321 shares issued and outstanding                 18,354
  Additional paid-in capital                                          2,141,996
  Retained (deficit)                                                 (5,980,654)
                                                                   ------------
                                                                     (3,820,304)
                                                                   ------------

                                                                   $     37,792
                                                                   ============

    The accompanying Notes are an integral part of these financial statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                 For the Period From
                                                                                From January 27, 1997
                                                     For the Years Ended         (Date of Inception)
                                                 ----------------------------    -------------------
                                                 December 31,    December 31,         Through
                                                     2002            2001         December 31, 2002
                                                 ------------    ------------    -------------------
Revenue                                          $      1,500    $         --       $      1,500

General and administrative expenses                   405,431         555,311          1,591,011
Impairment on capitalized film costs                3,425,735         353,463          3,779,198
                                                 ------------    ------------       ------------

Loss from operations                               (3,829,666)       (908,774)        (5,368,709)

Other (losses):
  Interest expense                                   (338,766)       (180,027)          (611,945)
                                                 ------------    ------------       ------------
                                                     (338,766)       (180,027)          (611,945)
                                                 ------------    ------------       ------------

Net (loss)                                       $ (4,168,432)   $ (1,088,801)      $ (5,980,654)
                                                 ============    ============       ============

Stockholders' Equity:
Weighted average number of common
  shares outstanding - basic and fully diluted     16,541,287      13,958,343          9,481,854
                                                 ============    ============       ============

Net (loss) per share - basic and fully diluted   $      (0.25)   $      (0.08)             (0.63)
                                                 ============    ============       ============

    The accompanying Notes are an integral part of these financial statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                          (A Development Stage Company)

                                                                 Common Stock
                                                           --------------------------    Additional                     Total
                                                                                           Paid-in      Retained     Stockholders'
                                                             Shares         Amount         Capital      (Deficit)       Equity
                                                           -----------    -----------    -----------   -----------    -----------
Balance as of January 27, 1997 (Date of Inception)                  --    $        --    $        --   $        --    $        --

Stock issued for cash                                        3,250,000          3,250        404,030            --        407,280

Net (loss) for the year ended December 31, 1997                     --             --             --       (70,062)       (70,062)
                                                           -----------    -----------    -----------   -----------    -----------

Balance as of December 31, 1997                              3,250,000          3,250        404,030       (70,062)       337,218

Stock issued for cash                                          215,000            215        325,407            --        325,622

Contributed capital related to compensation                         --             --         25,000            --         25,000

Net (loss) for the year ended December 31, 1998                     --             --             --      (293,786)      (293,786)
                                                           -----------    -----------    -----------   -----------    -----------

Balance as of December 31, 1998                              3,465,000          3,465        754,437      (363,848)       394,054

Stock issued for cash                                        6,174,125          6,174        109,251            --        115,425

Stock issued for services                                       71,495             71         41,431            --         41,502

Stock issued in satisfaction of a $486,514 notes             2,305,520          2,306        484,209            --        486,515
  payable (including accrued interest of $44,229)

Contributed capital related to compensation                         --             --         25,000            --         25,000

Net (loss) for the year ended December 31, 1999                     --             --             --      (211,425)      (211,425)
                                                           -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1999                                12,016,140         12,016      1,414,328      (575,273)       851,071

Stock issued for cash                                          700,000            700        209,300            --        210,000

Stock issued for services                                       42,501             42         12,708            --         12,750

Net (loss) for the year ended December 31, 2000                     --             --             --      (148,148)      (148,148)
                                                           -----------    -----------    -----------   -----------    -----------

Balance as of December 31, 2000                             12,758,641         12,758      1,636,336      (723,421)       925,673

Stock issued for services                                      446,180            446        171,809            --        172,255

Stock issued for cash                                          167,000            167         49,833            --         50,000

Deemed interest expense relate to conversion features
  of note payable                                                   --             --         41,700            --         41,700

Stock issued for interest                                      600,000            600         71,400            --         72,000

Net (loss) for the year ended December 31, 2001             (1,088,801)    (1,088,801)
                                                           -----------    -----------    -----------   -----------    -----------

Balance as of December 31, 2001                             13,971,821         13,971      1,971,078    (1,812,222)       172,827

Shares issued for interest and default penalties on debt       837,500            838         32,663            --         33,501

Shares issued for services                                   3,545,000          3,545        138,255            --        141,800

Net (loss) for the year ended December 31, 2002             (4,168,432)    (4,168,432)
                                                           -----------    -----------    -----------   -----------    -----------

Balance as of December 31, 2002                             18,354,321    $    18,354    $ 2,141,996   $(5,980,654)   $(3,820,304)
                                                           ===========    ===========    ===========   ===========    ===========

    The accompanying Notes are an integral part of these financial statements

                        ECLIPSE ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                                      For the Period From
                                                                                                     From January 27, 1997
                                                                          For the Years Ended         (Date of Inception)
                                                                      ----------------------------    -------------------
                                                                      December 31,    December 31,          Through
                                                                          2002            2001         December 31, 2002
                                                                      ------------    ------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                          $ (4,168,432)   $ (1,088,801)      $ (5,980,655)
  Adjustments to reconcile net (loss)
    to cash provided (used) by operating activities:
    Depreciation expense                                                     8,209          42,171             51,758
    Shares issued for services and expenses                                141,800         172,255            368,307
    Contributed services                                                        --              --             50,000
    Shares issued for interest                                              33,501          72,000            149,730
    Impairment on capitalized film costs                                 3,425,735         353,463          3,779,198
  Changes in assets and liabilities:
    Increase in film costs                                                      --      (1,406,291)        (3,779,198)
    Increase in intangible assets                                               --              --            (49,562)
    Increase in deposits                                                        --            (115)              (800)
    Increase (Decrease) in accounts payable and accrued liabilities       (190,434)        288,140            148,521
                                                                      ------------    ------------       ------------
Net cash (used) by operating activities                                   (749,621)     (1,567,178)        (5,262,701)
                                                                      ------------    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                      --              --             (2,196)
                                                                      ------------    ------------       ------------
Net cash provided by investing activities                                       --              --             (2,196)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in due to related parties                             --         632,088          2,338,687
  Proceeds from notes payable                                              783,944         935,000          1,768,945
  Proceeds from notes payable                                                   --              --          1,194,257
                                                                      ------------    ------------       ------------
Net cash provided by financing activities                                  783,944       1,567,088          5,301,889
                                                                      ------------    ------------       ------------

Net (decrease) in cash                                                      34,323             (90)            36,992
Cash and equivalents - beginning                                             2,669           2,759                 --
                                                                      ------------    ------------       ------------
Cash and equivalents - ending                                         $     36,992    $      2,669       $     36,992
                                                                      ============    ============       ============
Supplemental disclosures:
  Non-cash transactions:
   Common stock issued in satisfaction of promissory note             $         --    $         --       $   (442,286)
                                                                      ============    ============       ============
   Deemed interest converted into additional paid-in
     capital related to note payable                                  $         --    $    (41,700)      $    (41,700)
                                                                      ============    ============       ============
   Conversion of due to related party and notes payable
     into preferred shares in a consolidated entity                   $ (3,709,575)   $         --       $ (3,709,575)
                                                                      ============    ============       ============

    The accompanying Notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

Note 1 - Significant Accounting Policies and Procedures

ORGANIZATION

Eclipse Entertainment Group, Inc. (hereinafter referred to as the "Company") was incorporated in the State of Nevada in January 1997 and is a development stage company engaged in the business of developing, producing and marketing films for worldwide distribution. The Company's fiscal year ends on December 31.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

  U.S federal statutory rate                      (34.0%)

  Valuation reserve                                34.0%
                                                  -----

  Total                                              --%
                                                 ======

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $2,271,080. The related deferred asset has been fully reserved.

Note 4 - Related Party Transaction

As of December 31, the president and shareholder had charged his personal credit card for the Company's operating expenses totaling $61,952.

Note 5 - Noteholder Preferred Share Exchange Agreement

In December 2002, noteholders of the Company's debts totaling $3,709,575 exchanged such notes into preferred shares of Eclipse Releasing, Inc., a wholly-owned subsidiary. The preferred shares have a par value of $1.00, non-voting and must be redeemed by Eclipse Releasing, Inc. from any and all revenues received from the Ancient Warriors movie. The preferred shares issued through Eclipse Releasing, Inc. are accounted for as Minority Interest in a Consolidated Subsidiary by the Company and accordingly reflected as such on the accompanying balance sheet. Additionally, the preferred shares of Eclipse
Releasing, Inc. are convertible into common shares of the Company, the conversion features and dilution effects on common shareholders of the Company as of December 31, 2002 are as follows:

If converted prior to the March 1, 2003 expiration date, 1 preferred share plus $0.50 for 4 shares of the Company's common stock, resulting in the issuance of 14,838,300 shares with a dilutive effect of 44.71% on common shareholders.

If converted prior to the July 1, 2003 expiration date, 1 preferred share plus $0.75 for 3 shares of the Company's common stock, resulting in the issuance of 11,128,725 shares with a dilutive effect of 33.53% on common shareholders.

If converted prior to the October 1, 2003 expiration date, 1 preferred share plus $1.00 for 2 shares of the Company's common stock, resulting in the issuance of 7,419,150 shares with a dilutive effect of 22.35% on common shareholders.

If converted prior to the January 1, 2004 expiration date, 1 preferred share plus $1.00 for 1 share of the Company's common stock, resulting in the issuance of 3,709,575 shares with a dilutive effect of 11.17% on common shareholders.

Furthermore, the preferred shareholders of Eclipse Releasing, Inc. shall be entitled, on the distribution of assets or on the liquidation, dissolution or winding-up of Eclipse Releasing, Inc. whether voluntary or involuntary, or on any other distribution among equity holders of Eclipse Releasing, Inc. for the purpose of winding up its affairs, to receive, before any distribution shall be made to holders of the common shares of Eclipse Releasing, Inc. ranking junior to the preferred shares with respect to repayment of capital, (if any) the amount paid up with respect to each preferred share held, together with all declared and unpaid non-cumulative dividends thereon.

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

Note 7 - Stockholder's Equity

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

Note 8 - Subsequent Event

In April 2003, the Company entered into two licensing agreement with Terrastar Marketing, Inc. and NationsRx, Inc. whereby the Company will have exclusive rights to market and sell proprietary technologies of these companies, which each company will receive 1,500,000 shares of Class A Convertible Preferred Stock for such licensing agreement. The proprietary technologies will be recorded at these companies historical cost. The Class A Convertible Preferred Stocks have a 6-to-1 voting and conversion right into common stock of the Company, and no dividends. The 6-to-1 conversion feature of these preferred shares would potentially increase the number of common stock by 18,000,000 shares in total, effectively diluting the outstanding shareholders at December 31, 2002 by approximately 50.5%. Accordingly, Terrastar Marketing, Inc. and NationsRx, Inc. would effectively have controlling interest of the Company of approximately 49.5%.

(b)

Exhibit           Description
-------           -----------

3.1               Articles of Incorporation. *

3.2               Bylaws. *

10.1 Contract between Eclipse Entertainment Group, Inc., Ancient Warrior Films, LLC, and Franco Columbu**

10.2              Consulting agreement with Globestar***

10.3 Contract between Eclipse, Eclipse Releasing and the Noteholders dated December 30th, 2002

21                Subsidiaries of Registrant

99.1/99.2         Section 906 Certification(s) of Art Birzneck

----------
* Incorporated by reference. (filed with Company's Form 10-SB/A filed on June 27th, 2000.)
** Incorporated by reference. (filed with Company's Form 10-KSB filed on April 15th, 2002)
*** Incorporated by reference. (filed with Company's Form 10-QSB filed on December 19, 2002)

ITEM 14. CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

CRITICAL ACCOUNTING POLICIES.

The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECLIPSE ENTERTAINMENT GROUP, INC.

                                     /s/ ART BIRZNECK
                                     ----------------------------------------
                                     BY: ART BIRZNECK.
                                         PRESIDENT(PRINCIPAL EXECUTIVE OFFICER/
                                         CFO (principal financial and accounting
                                         officer)/DIRECTOR

                                     DATE: JULY 1ST, 2003


                                     /s/ BRENT NELSON
                                     -------------------------------------------
                                     BY: BRENT NELSON. DIRECTOR

                                     DATE: JULY 1ST, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Art Birzneck, certify that:

1)   I  have   reviewed   this  annual   report  on  Form  10-KSB/A  of  ECLIPSE
     ENTERTAINMENT GROUP;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 15, 2003
                                        /s/ Art Birzneck
                                        ----------------------------------------
                                        Art Birzneck
                                        CFO/ Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Art Birzneck, certify that:

1)   I  have   reviewed   this  annual   report  on  Form  10-KSB/A  of  ECLIPSE
     ENTERTAINMENT GROUP;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 15, 2003
                                        /s/ Art Birzneck
                                        ----------------------------------------
                                        Art Birzneck
                                        President, Director