Form 10QSB
period 2003-06-30
NATIONSRX INC
filed 2003-08-19
CIK 1040839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30th, 2003

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number: 0-28219

NATIONSRX, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1766849
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

8 Macbeth Court, Rancho Mirage, California	92270
(Address of principal executive offices)	(Zip Code)

(760)-328-8988
( Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 19,354,321 as of August 18th, 2003.

ITEM 1. FINANCIAL STATEMENTS

NationsRX, Inc.
(Formerly Eclipse Entertainment Group, Inc.)

INTERIM FINANCIAL STATEMENTS

For the period ended June 30th, 2003
(Development Stage Company)

NationsRX, Inc.
(Formerly Eclipse Entertainment Group, Inc.)
Balance Sheet
(Development Stage Company)

(Unaudited)
June 30,
2002
Assets

Current assets:
Cash and cash equivalent	$-

Other asset
Licensing/Marketing agreements	3,000

$3,000

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	298,953

298,953

Stockholders' (deficit):

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 3,000,000 shares issued and outstanding	3,000
Common stock, $0.001 par value, 50,000,000 shares
authorized, 19,354,321 issued and outstanding	19,354
Additional paid-in capital	2,140,996
Retained (deficit)	(2,459,303)

(295,953)

$3,000

The accompanying Notes are an integral part of these financial statements

NationsRX, Inc.
(Formerly Eclipse Entertainment Group, Inc.)
Statements of Operations
(Development Stage Company)
(Unaudited)

					January 27, 1997
	For the Three Months Ended		For the Six Months Ended		(Inception) through

	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003

Revenue	$-	$-	$-	$-	$1,500

Expenses
Selling, general and administrative expenses	4,326	265,361	144,988	321,121	5,531,430
Consulting expense	165,025	-	165,025	-	165,025

	169,351	265,361	310,013	321,121	5,696,455

	(169,351)	(265,361)	(310,013)	(321,121)	(5,694,955)

Other income (loss):
Interest expense	-	88,734	-	159,907	610,710

	-	88,734	-	159,907	610,710

Net (loss)	$(169,351)	$(354,095)	$(310,013)	$(481,028)	$(6,305,665)

Stockholders' Equity:
Weighted average number of common
shares outstanding - basic and fully diluted	19,354,321	13,971,821	19,354,321	13,958,343

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)

The accompanying Notes are an integral part of these financial statements

NationsRX, Inc.
(Formerly Eclipse Entertainment Group, Inc.)
Statements of Cash Flows
(Development Stage Company)

			January 27, 1997
	For the Six Months Ended		(Inception) through
	June 30,		June 30,
	2003	2003	2002

Cash flows from operating activities
Net (loss)	$(310,013)	$(481,028)	$(6,305,665)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Depreciation and amortization expense	-	8,209	42,846
Stock based expenses related to interest and default penalties	-	33,501	33,501
Shares issued for services and expenses	52,503	134,799	532,037
Impairment on capitalized film costs	-	-	3,779,198
Changes in assets and liabilities:
(Increase) decrease in film costs	-	(200,002)	-
Increase in bank overdraft	-	328	-
Increase (Decrease) in accounts payable and accrued liabilities	282,471	212,764	298,953

Net cash (used) by operating activities	24,961	(291,429)	(1,619,130)

Cash flows from investing activities
Acquisition cost film	-	-	(3,709,575)
Purchase of licensing/marketing agreements	(3,000)	-	(3,000)
Purchase of fixed assets	-	-	(42,846)

Net cash provided by investing activities	(3,000)	-	(3,755,421)

Cash flows from financing activities
Net increase (decrease) in due to related parties	(61,952)	(672,000)	-
Proceeds from issuance of preferred stock	3,000	-	3,000
Proceeds from issuance of common stock	-	-	1,626,190
Proceeds from notes payable	-	960,760	3,745,361

Net cash provided by financing activities	(58,952)	288,760	5,374,551

Net (decrease) in cash	(36,991)	(2,669)	-
Cash and equivalents - beginning	36,991	2,669	-

Cash and equivalents - ending	$-	$-	$-

Supplemental disclosures:
Non-cash transactions:
Interest paid	$-	$-	$

Income taxes paid	$-	$-	$

Shares issued for services	1,500,000	-	5,700,000

Cancellation of shares	500,000	-	500,000

The accompanying Notes are an integral part of these financial statements

NationsRX, Inc.
(Formerly Eclipse Entertainment Group, Inc.)
Notes to Financial Statements
(Development Stage Company)

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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $6,343,170 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NationsRX, Inc.
(Formerly Eclipse Entertainment Group, Inc.)
Notes to Financial Statements
(Development Stage Company)

NOTE 3 - RELATED PARTY TRANSACTIONS

Nations Rx, Inc. of California (See Note 6) is providing office space and office services to the Company for which the Company is being billed.

NOTE 4 – LICENSING/MARKETING AGREEMENTS

On April 6, 2003, the Company entered into an agreement between the Company and NationsRx, Inc., a California company, calling for the issuance of 1,500,000 shares of the Company’s Class A Convertible Voting Preferred Stock. Furthermore, the agreement calls for the issuance of additional Preferred shares upon the realization of certain specific Net Revenue objectives as well as license fee payments based on Net Revenues. The Company assigned a value of $1,500 to this transaction based on the par value of the shares issued.

On April 15, 2003, the Company acquired an Exclusive Licensing Agreement from TerraStar (See Note 5) in a non-monetary transaction through the issuance of the Company’s Convertible Voting Preferred shares. The Company assigned a value of $1,500 to this transaction based on the par value of the shares issued.

NOTE 5 – MINORITY INTEREST IN UNPROFITABLE SUBSIDIARY

On June 30, 2003, the majority owners of the Company’s only subsidiary agreed that the subsidiary would assume all movie related liabilities previously incurred by the Company. Furthermore, pursuant to the terms of the agreement, the Company transferred all other movie related assets to the subsidiary. This transaction has been recorded as an adjustment to accumulated deficit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

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

Business Strategy

a) Pharmacy Benefit Management

The Registrant entered into an Exclusive Licensing Agreement dated April 6th, 2003 between Registrant and NationsRx, Inc., a California private Company (herein “NationsRx California”), whereby Nations Rx California received 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights in exchange for the exclusive license to use and operate all the assets and business enterprise of Nations Rx California. Also as a continuing license fee, Registrant shall also pay NationsRx California a further 150,000 Class A Convertible Preferred shares, for each $5 million in cumulative Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's. Registrant shall also pay NationsRx California as a continuing license fee, a sum equal to two percent (2%) of the Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's, on an annual basis. The Board of the Registrant formally transferred control of the Registrant’s operations as a result of this transaction on July 1st, 2003 and as of that day Mr. David Rykbos, controlling shareholder of NationsRx California became the President and a Director of the Registrant.

Through this agreement the Registrant has restructured itself to begin operating as a pharmaceutical healthcare services organization that provides a broad array of innovative pharmacy benefit related products and services to healthcare consumers, client organizations (health plans, self-insured employers, unions, government agencies and third-party administrators) and the pharmaceutical manufacturer industry.

The Registrant differentiates itself from similar organizations by assuming a cooperative agent position rather than the traditional adversarial vendor role. The Registrant will pass its preferred pricing directly and seamlessly to its clients in exchange for a small management fee. In this way, the Registrant’s clients will receive the absolute lowest prices for all their drug products and achieve significant savings. The Registrant will be working directly for its clients.

The Registrant will combine clinical expertise, integrated data management platform and therapeutic fulfillment capabilities to serve the pharmacy related needs of each of its customers and clients. The Registrant’s core program will include the design and management of customized pharmacy related services geared towards assisting clients and consumers effectively manage escalating prescription drug costs while optimizing clinical outcomes.

The Registrant will also market the innovative sample medication distribution program (SampleRx.comTM) acquired under the agreement that minimizes the pharmaceutical manufacturers’ cost of entry into the traditional sample product distribution channel. All of the Registrant’s programs are designed with the objective of enhancing overall clinical outcomes while capturing economic efficiencies across the healthcare supply chain.

The goal of the Registrant is to become the nation’s primary client-centric pharmacy benefits management organization (PBM) and the leading provider of seamless pharmacy benefit management (PBM) services to both the general public and corporate entities. The Registrant’s prescription benefit administration models utilizing a host of economic and clinical services will be used to attempt to gain a significant share of this market, while generating significant savings for its clients. The Registrant believes that the pharmaceutical delivery demographics coupled with the inefficiencies of the traditional PBM’s represent underserved market opportunities.

The Registrant will attempt to penetrate the existing markets by being the only PBM working directly for its clients rather than as a competitor. The Registrant is designed to be a cooperative agent of its clients rather than an adversarial or competing vendor as are the traditional PBM models. The Registrant passes its preferred pharmaceutical pricing directly and seamlessly to its clients in exchange for a small management fee. In this way The Registrant’s clients receive the lowest negotiated prices for all their drug products and achieve huge savings.

b) Computer Device

The Registrant entered into a Closing/Common Stock Purchase Agreement dated December 31, 2002 between registrant, TerraStar Marketing Inc., and the sole shareholder of this company, TerraStar Data Corp. to acquire all the issued and outstanding shares of TerraStar Marketing Inc. in exchange for 3,000,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights. Prior to becoming effective this Closing/Common Stock Purchase Agreement was amended by a Revision/Licensing agreement dated April 15th, 2003 which provides that the Closing/Common Stock Purchase Agreement will be amended such that the Registrant will now acquire only the exclusive license to market the Computer Device technology in the Pharmaceutical sub-vertical market and a non exclusive license to market the Computer Device technology in all other medical markets. The obligation of the Registrant to fund the ongoing development of the technology by TerraStar Data Corp. was also amended to reduce the $3,000,000 obligation to $150,000 or 150,000 Class A Convertible Preferred shares. The consideration payable has also been amended from 3,000,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights to TerraStar Data Corp to 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights to TerraStar Marketing Inc.

TerraStar Marketing Inc. (a Nevada Company) owned the exclusive license to market a task specific hardware/Open Source Software based computer requiring no special configuration or software installation (herein the “Computer Device”), which it acquired from TerraStar Data Inc. (a Nevada Company). The Computer Device was designed, built and developed by TerraStar Data Inc. The Computer Device has been designed to provide computer users in specialty markets with a versatile, secure and re-configurable alternative to the standardized PC. The Device’s constantly upgraded "software and applications package" includes an extensive suite of popular software applications pre-loaded in an all in one PC device. The existing software applications of the Computer Devices have now been integrated with the supporting Internet based portal and demonstration services suites and are now operational. The Internet based portal and services suites are designed to be custom configured for each market as determined by the requirements of the marketing license holder and its clients. Development on the Computer Device production prototypes in either a PC or a laptop configuration is nearing completion and TerraStar Marketing Inc. will provide beta units in limited quantities to customers of its marketing license holders beginning in September 2003.

c) Films

Until the acquisition of the above described licenses, the Registrant had been focused on the production, acquisition and distribution of action-oriented feature films that have been developed and/or produced within low to medium budgets. To date the Registrant had produced one action feature film, Ancient Warriors, and has acquired the rights to other similar films, which were available for distribution.

The Registrant previously acquired the rights to the following films in this manner: Beretta’s Island (1992), Doublecross (1997) and The Process (1997 During the year the Registrant began handling the distribution of its films through Eclipse Releasing Inc. (a formerly wholly owned subsidiary). The Registrant received $1,500 in revenue from sales of these acquired films to date.

Previously the Registrant had completed production and made ready for sale the film, Ancient Warriors. Pursuant to a contract between Franco Columbu, Ancient Warriors LLC, and Eclipse Entertainment, the first monies generated from the film were to be used to recoup costs as follows; Ancient Warriors LLC is to receive 10% of the monies for administration fees, royalties and remaining salaries. 20% of the monies are to go to the distributor of the film, Eclipse Releasing. The remaining 70% of the monies are to be distributed to investors in the film, proportionally until repaid in full.

This agreement has been modified by an agreement dated Dec 30th, 2002 whereby all the Registrant’s rights to the film and all of the Registrants other film assets (including the Registrants interest in all other films) and associated liabilities were transferred, to Eclipse Releasing. The Registrant’s noteholders agreed to exchange the Registrant’s obligations to them under their notes ($3,709,575) and receive Preferred shares in Eclipse Releasing. The terms of the Preferred shares in Eclipse Releasing provide that the Preferred shareholders receive all proceeds from sales of the film, less direct selling expenses, until their Preferred shares are fully redeemed. The Preferred shares allow the Preferred shareholders to assume control of Eclipse Releasing should no sales be forthcoming. The Preferred shares of Eclipse releasing are non voting have no claims against the parent Company. To date no sales of the Eclipse Releasing assets have been consummated and no funds have been paid to the Preferred shareholders pursuant to this transaction.

As a result of the inability to generate any sales of the films through Eclipse Releasing, on June 30th, 2003 the Preferred shareholders assumed control of Eclipse Releasing by causing the Registrant to issue them 3,709,575 voting common shares of Eclipse Releasing and were assigned the sole share of Eclipse Releasing held by the Registrant. As a result of this transaction the Registrant has no further involvement in, liability for or connection to Eclipse Releasing and will no longer report its activities as a subsidiary on its financial statements.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. It is anticipated that the current Officers will step down from their positions, as the representatives of NationsRx California and Terrastar Marketing Inc appoint representatives to the Board and the senior officer positions. As of July 1st, 2003 Mr. David Rykbos was appointed President and Director. Dr. Franco Columbu resigned as a Director and Officer of the Company as of the same date. During the next quarter Mr. Rykbos will fill all the corporate positions with a team designed to assist in implementing the NationsRx Pharmacy Benefit Management operational strategy.

Over the last several months in an effort to create a successful business model for the Registrant management has taken the steps described above. Management is optimistic that the Registrant and its new operational team can implement the plans and actions associated with the acquisitions described above.

Management of the Registrant responded to the previous lack of sales revenue with several cash conserving actions and the new business actions designed to generate strong mid to long term returns. These steps included the termination of all film related personnel, disposition of all film based assets against assumption of liabilities, restructuring debt and targeted marketing efforts related to the new business model. The Registrant has also transferred all film assets and associated liabilities to eliminate costs. Management believes that cash flow from operations related to the new business model, which will commence in the next quarter, will be sufficient to allow the Registrant to continue in business in 2003 and beyond.

The Registrant incurred a net loss of approximately $169,351 for the three months ended June 30th, 2003. The Registrant’s total liabilities exceed its total assets by approximately $295,953 as of June 30th, 2003. These factors create substantial doubt about the Registrant’s ability to continue as a going concern. The Registrant’s management has acquired the new business ventures as described above. There is no assurance that the new business ventures or directions will prove successful. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Registrant will be successful in accomplishing its objectives.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Twelve Month Plan of Operation.

For the period from the Registrant's inception through the period reported by this Form 10-QSB, there have been revenues of only $1,500. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the production of the movie, Ancient Warriors. As a result of the transfer of all movie assets and the assignment of the Registrant’s share of Eclipse Releasing to the majority shareholders, the Registrant will not be expending further funds or be involved in any way in the film industry. The Registrant will, as described above, attempt to implement operations utilizing the license agreements with the companies described above to participate in the pharmaceutical delivery and management sector and marketing of related infrastructure services.

The Registrant has only limited operations with its new ventures. The Registrant's principal previous activities to date have been limited to production of one film, distribution agreements for three others and prospect development, it has had a limited record of any revenue-producing operations in this venue and is now no longer involved in any way. However, at this time there is a reasonable basis for the assumption that the Registrant will be able to implement its business plans regarding the new ventures in the Pharmaceutical industry. However, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. The Registrant has previously been unable to successfully establish and maintain distribution on current rights to motion pictures, implement and successfully execute its business and marketing strategy. The registrant has no operating history in the pharmaceutical sector. To be successful the Registrant must secure key employees, execute upon the new business plan and compete with companies who have greater expertise and greater sources of funding. There is no assurance that the Registrant will be successful in addressing these needs

General and administrative expenses

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its proposed license acquisitions

General and administrative expenses totaled $169,351for the three months ending June 30th, 2003, as compared to $265,361for the three months ending June 30th, 2002. This decrease was due to a temporary decrease in marketing costs associated with the elimination of film marketing costs, film assets, and development of the new business direction.

Net Loss

The Registrant incurred a net loss of $169,351for the three months ending June 30th, 2003, as compared to net loss of $354,095 in the three months ending June 30th, 2002.

Liquidity and Capital Resources

The Registrant's liabilities exceed its current assets by approximately $295,953 as of June 30th, 2003. As of June 30th, 2003 the Registrant had an adjusted accumulated deficit of $2,459,303. This raises substantial doubt about the Registrant's ability to continue as a going concern.

The Registrant has written off the value of its film assets in its December 31st, 2002 financial statements.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $1,500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

A large portion of the Registrant's financing to date has been through the issuance of shares or through equity financing with share based collateral. There can be no assurances that the Registrant will become self-sufficient. Therefore, the Registrant may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Registrant.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Registrant's disclosure controls and procedures by Brent Nelson the Registrant's Chief Financial Officer and Dave Rykbos, the Registrant's President, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Registrant's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II --- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Registrant, which would materially affect the Registrant.

ITEM 2, CHANGE IN SECURITIES AND USE OF PROCEEDS

(a) In April, 2002, a total of 3,000,000 Class A Preferred shares were authorized to be issued to 2 corporations pursuant to the terms of two license acquisition agreements. The Company believes that the issuance will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits
31.1	Certification pursuant to Section 302
31.2	Certification pursuant to Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

(b) REPORTS ON FORM 8-K
N/A

SIGNATURES

     In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSRX, INC.

/s/ Dave Rykbos
By: Dave Rykbos. President/Director
Date: August 18th, 2003

/s/ Brent Nelson
By: Brent Nelson. Treasurer/Director
Date: August 18th, 2003