Form 10QSB/A
period 2003-06-30
NATIONSRX INC
filed 2003-10-20
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                         FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                               OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                                   COMMISSION FILE NUMBER: 0-28219

                                             NATIONS RX, INC.
                      (Exact name of registrant as specified in its charter)

               Nevada                                   92-1766849
(State or jurisdiction of incorporation               (I.R.S. Employer
           or organization)                          Identification No.)

     8 Macbeth Court, Rancho Mirage, California                 92270
     (Address of principal executive offices)                 (Zip Code)

                      Registrant's telephone number:  (760) 328-8988

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

     As of June 30, 2003, the Registrant had 19,354,321 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.

                                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF JUNE 30, 2003                              3

              STATEMENTS OF OPERATIONS FOR
              THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002, AND
              FOR THE PERIOD FROM JANUARY 27, 1997
              (INCEPTION) THROUGH JUNE 30, 2003                              4

              STATEMENTS OF CASH FLOWS FOR
              THE SIX MONTHS ENDED JUNE 30, 2003
              AND JUNE 30, 2002, AND FOR THE
              PERIOD FROM JANUARY 27, 1997
              (INCEPTION) THROUGH JUNE 30, 2003                              5

               NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                              8

     ITEM 3.  CONTROLS AND PROCEDURES                                       17

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           18

     ITEM 5.  OTHER INFORMATION                                             18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              19

SIGNATURES                                                                  19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    NATIONS RX, INC.
                     (formerly Eclipse Entertainment Group, Inc.)
                             (A Development Stage Company)
                                       BALANCE SHEET
                                       JUNE 30, 2003
                                        (Unaudited)

Assets

Current assets:
   Cash and cash equivalent                                     $        -

Other asset
   Licensing/marketing agreements                                    3,000
                                                                     3,000

Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable                                                298,953

                                                                   298,953

Stockholders' (deficit):
   Preferred stock, $0.001 par value, 10,000,000 shares
      Authorized, 3,000,000 shares issued and outstanding            3,000
   Common stock, $0.001 par value, 50,000,000 shares
       Authorized, 19,354,321 issued and outstanding                19,354
   Additional paid-in capital                                    2,140,996
   Retained (deficit)                                           (2,459,303)
                                                                  (295,953)

                                                                     3,000

The accompanying notes are an integral part of these financial statements

                                   NATIONS RX, INC.
                    (formerly Eclipse Entertainment Group, Inc.)
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                                                    January 27, 1997
                                                                                   (Inception) through
                               For the Three Months         For the Six Months         June 30, 2003
                                      Ended                       Ended
                               June 30       June 30        June 30      June 30
                                 2003         2002            2003         2002
Revenue                        $       -     $        -     $        -   $        -     $   1,500

Expenses
    Selling, general and
      administrative expenses      4,326        265,361        144,988      321,121      5,531,430

   Consulting expense            165,025              -        165,025            -        165,025

                                 169,351        265,361        310,013      321,121       5,696,455

                                (169,351)      (265,361)      (310,013)    (321,121)     (5,694,955)
 Other income (loss):
   Interest expense                    -         88,734              -      159,907          610,710

                                       -         88,734              -      159,907          610,710

Net (loss)                     $(169,351)     $(354,095)     $(310,013)   $(481,028)      $(6,305,665)

Stockholders' Equity:
 Weighted average number of
    Common shares outstanding -
    basic and fully diluted    19,354,321    13,971,821     19,354,321    13,958,343

Net (loss) per share -
 basic and fully diluted           $(0.01)       $(0.03)        $(0.02)       $(0.03)



The accompanying notes are an integral part of these financial statements


                                        NATIONS RX, INC.
                         (formerly Eclipse Entertainment Group, Inc.)
                                (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                           (Unaudited)




                                                                                    January 27, 1997
                                                                                       (Inception)
                                                For the Six Months Ended                 through
                                              June 30,              June 30,              June 30,
                                                2003                   2002                 2003
Cash flows from operating activities
    Net (loss)                                $  (310,013)          $  (481,028)         $(6,305,665)
    Adjustments to reconcile net (loss)
    to cash provided (used) by operating
    activities:
       Depreciation and amortization expense            -                  8,209              42,846
       Stock based expenses related to interest
          and default penalties                         -                 33,501              33,501
       Shares issued for services and expenses     52,503                134,799             532,037
       Impairment on capitalized film costs             -                      -            3,779,198
    Changes in assets and liabilities:
       (Increase) decrease in film costs                -               (200,002)                   -
       Increase in bank overdraft                       -                    328                    -
       Increase (Decrease) in accounts payable
         and accrued liabilities                  282,471                212,764               98,953
Net cash (used) by operating activities            24,961               (291,429)          (1,619,130)

Cash flows from investing activities
    Acquisition cost film                               -                      -           (3,709,575)
    Purchase of licensing/marketing agreements     (3,000)                     -               (3,000)
    Purchase of fixed assets                            -                      -              (42,846)
Net cash provided by investing activities          (3,000)                     -           (3,755,421)

Cash flows from financing activities
    Net increase (decrease) in due
    to related parties                            (61,952)              (672,000)                   -
    Proceeds from issuance of preferred stock       3,000                      -                3,000
    Proceeds from issuance of common stock              -                      -            1,626,190
    Proceeds from notes payable                         -                960,760            3,745,361
Net cash provided by financing activities         (58,952)               288,760            5,374,551

Net (decrease) in cash                            (36,991)                (2,669)                   -
Cash and equivalents - beginning                   36,991                  2,669                    -
Cash and equivalents - ending                           -                      -                    -

Supplemental disclosures:
    Non-cash transactions:
       Interest paid                                    -                      -                    -
       Income taxes paid                                -                      -                    -
       Shares issued for services               1,500,000                      -            5,700,000
       Cancellation of shares                     500,000                      -              500,000



The accompanying notes are an integral part of these financial statements

                                         NATIONS RX, INC.
                          (formerly Eclipse Entertainment Group, Inc.)
                                 (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS
                                          (Unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB/A annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

NOTE 4 - LICENSING/MARKETING AGREEMENTS

On April 6, 2003, the Company entered into an agreement between the Company and Nations Rx, Inc., a California company, calling for the issuance of 1,500,000 shares of the Company's Class A convertible voting preferred stock. Furthermore, the agreement calls for the issuance of additional preferred shares upon the realization of certain specific net revenue objectives as well as license fee payments based on net revenues. The Company assigned a value of $1,500 to this transaction based on the par value of the shares issued.

On April 15, 2003, the Company acquired an Exclusive Licensing
Agreement from TerraStar (See Note 5) in a non-monetary transaction through the issuance of 1,500,000 of the Company's Class A convertible voting preferred stock. The Company assigned a value of $1,500 to this transaction based on the par value of the shares issued.

NOTE 5 - MINORITY INTEREST IN UNPROFITABLE SUBSIDIARY

On June 30, 2003, the majority owners of the Company's only subsidiary agreed that the subsidiary would assume all movie related liabilities previously incurred by the Company. Furthermore, pursuant to the terms of the agreement, the Company transferred all other movie related assets to the subsidiary. This transaction has been recorded as an adjustment to accumulated deficit.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Business Strategy.

(a)  Pharmacy Benefit Management.

The Registrant entered into an Exclusive Licensing Agreement dated April 6th, 2003 between Registrant and Nations Rx, Inc., a California private company (herein "Nations Rx California"), whereby Nations Rx California received 1,500,000 shares of Class A convertible preferred stock with 6 to 1 voting and conversion rights in exchange for the exclusive license to use and operate all the assets and business enterprise of Nations Rx California. Also as a continuing license fee, the Registrant shall pay Nations Rx California a further 150,000 Class A convertible preferred shares, for each $5 million in cumulative net revenue derived by the Registrant from the use of the business model by the Registrant or its sublicensees. The Registrant shall also pay Nations Rx California as a continuing license fee, a sum equal to 2% of the net revenue derived by the Registrant from the use of the business model by the Registrant or its sublicensees, on an annual basis. The Board of Directors of the Registrant formally transferred control of the Registrant's operations as a result of this transaction on July 1, 2003 and as of that day David Rykbos, controlling shareholder of Nations Rx California, became the President and a Director of the Registrant.

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

The Registrant differentiates itself from similar organizations by assuming a cooperative agent position rather than the traditional adversarial vendor role. The Registrant will pass its preferred pricing directly and seamlessly to its clients in exchange for a small management fee. In this way, the Registrant's clients will receive the absolute lowest prices for all their drug products and achieve significant savings. The Registrant will be working directly for its clients.

The Registrant will combine clinical expertise, integrated data management platform and therapeutic fulfillment capabilities to serve the pharmacy related needs of each of its customers and clients. The Registrant's core program will include the design and management of customized pharmacy related services geared towards assisting clients and consumers effectively manage escalating prescription drug costs while optimizing clinical outcomes.

The Registrant will also market the innovative sample medication distribution program (SampleRx.comTM) acquired under the agreement that minimizes the pharmaceutical manufacturers' cost of entry into the traditional sample product distribution channel. All of the Registrant's programs are designed with the objective of enhancing overall clinical outcomes while capturing economic efficiencies across the healthcare supply chain.

The goal of the Registrant is to become the nation's primary client-centric pharmacy benefits management organization ("PBM") and the leading provider of seamless PBM services to both the general public and corporate entities. The Registrant's prescription benefit administration models utilizing a host of economic and clinical services will be used to attempt to gain a significant share of this market, while generating significant savings for its clients. The Registrant believes that the pharmaceutical delivery demographics coupled with the inefficiencies of the traditional PBM's represent underserved market opportunities.

The Registrant will attempt to penetrate the existing markets by being the only PBM working directly for its clients rather than as a competitor. The Registrant is designed to be a cooperative agent of its clients rather than an adversarial or competing vendor as are the traditional PBM models. The Registrant passes its preferred pharmaceutical pricing directly and seamlessly to its clients in exchange for a small management fee. In this way The Registrant's clients receive the lowest negotiated prices for all their drug products and achieve huge savings.

(b)  Computer Device.

The Registrant entered into a Closing/Common Stock Purchase
Agreement dated December 31, 2002 between the Registrant, TerraStar Marketing Inc., and the sole shareholder of that company, TerraStar Data Corp., to acquire all the issued and outstanding shares of TerraStar Marketing Inc. in exchange for 3,000,000 shares of Class A convertible preferred stock, with 6 to 1 voting and conversion rights. Prior to becoming effective, this Closing/Common Stock Purchase Agreement was amended by a Revision/Licensing agreement dated April 15, 2003, which provides that the Closing/Common Stock Purchase Agreement will be amended such that the Registrant will now acquire only the exclusive license to market the Computer Device (as defined below) technology in the pharmaceutical sub-vertical market and a non-exclusive license to market the computer device technology in all other medical markets. The obligation of the Registrant to fund the ongoing development of the technology by TerraStar Data Corp. was also amended to reduce the $3,000,000 obligation to $150,000 or 150,000 Class A convertible preferred shares. The consideration payable has also been amended from 3,000,000 shares of Class A convertible preferred stock, with 6 to 1 voting and conversion rights, to TerraStar Data Corp to 1,500,000 shares of Class A convertible preferred stock, with 6 to 1 voting and conversion rights, to TerraStar Marketing Inc.

TerraStar Marketing Inc., a Nevada corporation, owned the exclusive license to market a task specific hardware/Open Source
Software based computer requiring no special configuration or software installation (herein "Computer Device"), which it acquired from TerraStar Data Inc., a Nevada corporation. The Computer Device was designed, built and developed by TerraStar Data Inc. The Computer
Device has been designed to provide computer users in specialty markets with a versatile, secure and re-configurable alternative to the standardized PC. The Device's constantly upgraded "software and applications package" includes an extensive suite of popular software applications pre-loaded in an all in one PC device. The existing software applications of the Computer Devices have now been integrated with the supporting Internet based portal and demonstration services suites and are now operational. The Internet based portal and services suites are designed to be custom configured for each market as determined by the requirements of the marketing license holder and its clients. Development on the Computer Device production prototypes in either a PC or a laptop configuration is nearing completion and TerraStar Marketing Inc. will provide beta units in limited quantities to customers of its marketing license holders beginning in September 2003.

(c)  Films.

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

The Registrant previously acquired the rights to the following films in this manner: Beretta's Island (1992), Doublecross (1997) and The Process (1997). During the year, the Registrant began handling the distribution of its films through Eclipse Releasing Inc. (a formerly wholly owned subsidiary). The Registrant received $1,500 in revenue from sales of these acquired films to date.

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

This agreement has been modified by an agreement dated December
30, 2002 whereby all the Registrant's rights to the film and all of the Registrants other film assets (including the Registrant's interest in all other films) and associated liabilities were transferred to Eclipse Releasing. The Registrant's noteholders agreed to exchange the Registrant's obligations to them under their notes ($3,709,575) and receive preferred shares in Eclipse Releasing. The terms of the preferred shares in Eclipse Releasing provide that the preferred shareholders receive all proceeds from sales of the film, less direct selling expenses, until their preferred shares are fully redeemed. The preferred shares allow the preferred shareholders to assume control of Eclipse Releasing should no sales be forthcoming. The preferred shares of Eclipse releasing are non- voting have no claims against the parent Company. To date no sales of the Eclipse Releasing assets have been consummated and no funds have been paid to the preferred shareholders pursuant to this transaction.

As a result of the inability to generate any sales of the films through Eclipse Releasing, on June 30, 2003 the preferred shareholders assumed control of Eclipse Releasing by causing the Registrant to issue them 3,709,575 voting common shares of Eclipse Releasing and were assigned the sole share of Eclipse Releasing held by the Registrant. As a result of this transaction the Registrant has no further involvement in, liability for or connection to Eclipse Releasing and will no longer report its activities as a subsidiary on its financial statements.

(d)  General.

The Registrant utilizes the services of its officers and directors and experienced industry consultants to conduct business.
It is anticipated that the current officers will step down from their positions, as the representatives of Nations Rx California and Terrastar Marketing Inc appoint representatives to the Board of Directors and the senior officer positions. As of July 1, 2003, David Rykbos was appointed President and Director. Dr. Franco Columbu resigned as a Director and Officer of the Company as of the same date. During the next quarter, Mr. Rykbos will fill all the corporate positions with a team designed to assist in implementing the Registrant's pharmacy benefit management operational strategy.

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

The Registrant incurred a net loss of approximately $169,351 for the three months ended June 30, 2003. The Registrant's total liabilities exceed its total assets by approximately $295,953 as of June 30, 2003. These factors create substantial doubt about the Registrant's ability to continue as a going concern. The Registrant's management has acquired the new business ventures as described above. There is no assurance that the new business ventures or directions will prove successful. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Registrant will be successful in accomplishing its objectives.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date under its current plan of business. Since the Registrant's principal activities to date have been limited to organizational activities, it has no record of revenue-producing operations under its current plan of business. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $1,088,801 for the fiscal year ended December 31, 2001, $4,168,432 for the fiscal year ended December 31, 2002, and $310,013 for the six months ended June 30, 2003. At June 30, 2003, the Registrant had an accumulated deficit of $2,459,303.

     As a result of the fixed nature of many of the company's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Registrant will continue to be significant.
Management anticipates, based on currently proposed assumptions relating to its operations, that it cannot continue its operations without securing additional financing. Management anticipates, at the present time, that it will need to raise up to $500,000 in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, management might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  Substantial Competition May Affect Ability to Sell Products.

     The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the pharmacy benefit management industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the company to obtain access to attract customers. There are a number of larger companies that will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(d) The Registrant's Success Will Depend on Its Ability to Develop Services That Keep Pace with Technological and Business Advances.

     The market for pharmacy benefit management is characterized by changing technology and evolving industry standards. The Registrant's success will depend to a substantial degree on its ability to develop and introduce, in a timely and cost-effective manner, enhancements to its services that meet changing customer requirements and evolving industry standards. If the Registrant does not develop and introduce new products and services in a timely manner, it may lose users to competing service providers, which would adversely affect its business and results of operations.

(e)  Protection of the Registrant's Trade Secrets and Proprietary
Know-How May Be Inadequate To Protect Its  Rights.

     The Registrant relies on trade secrets and proprietary know-how and employs various methods to protect its concepts, ideas and concepts in development. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Registrant's know-how, concepts, ideas and documentation.
Furthermore, although the Registrant has or expects to have confidentiality and non-competition agreements with its employees, and appropriate consultants, there can be no assurance that such arrangements will adequately protect the company's trade secrets or that others will not independently develop products similar to that of the company.

(f)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. Only the Registrant's president has an employment agreement with the company; therefore, there can be no assurance that other personnel will remain employed by the Registrant, or that the three officers will remain after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the company's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the company. Shareholders of the Registrant will only have rights associated with such ownership to make decisions that affect the company. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the company unless he or she is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Registrant's Articles of Incorporation and Bylaws include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the company for monetary damages arising from a breach of their fiduciary duties as directors. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(j)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the company's board of directors.

(k)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The Board of Directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(l) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(n)  Shares Eligible For Future Sale.

     Approximately 5,500,000 of the 19,354,321 shares of common stock that are currently held, directly or indirectly, by current or former management have been issued in reliance on the private placement exemption under the Securities Act of 1933 (although the Registrant is in the process of verifying the proper issuance of all currently held restricted shares of common stock of the Registrant). Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available.
If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the company's markets, projections, and anticipated trends in the company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant'sexpectations and are subject to a number of risks and uncertainties, certain of which are beyond the company's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant's disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the company's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended June 30, 2003:

     (a) On April 6, 2003, the Registrant entered into an agreement between the Registrant and Nations Rx, Inc., a California company, calling for the issuance of 1,500,000 shares of the Registrant's Class A Convertible Preferred Stock.. The Registrant assigned a value of $1,500 to this transaction based on the par value of the shares issued.

     (b)  On April 15, 2003, the Registrant acquired an Exclusive
Licensing Agreement from TerraStar Marketing, Inc., in a non-monetary transaction through the issuance of 1,500,000 of the Registrant's
Class A Convertible Preferred Stock. The Registrant assigned a value of $1,500 to this transaction based on the par value of the shares issued.

No commissions were paid in connection with any of these sales.
These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated investor as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB:

(a) A Form 8-K filed on April 16, 2003 to report a change in the Registrant's certifying account.

(b) A Form 8-K filed on April 24, 2003 to report a change in control of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 15, 2003                /s/  David Rykbos
                                       David Rykbos, President


Dated: October 15, 2003                /s/  Brent Nelson
                                       Brent Nelson, Treasurer


                                   EXHIBIT INDEX

Number                             Description

2.1 Share Purchase Agreement between the Registrant and Westar Entertainment, Inc., Franco Columbu, Arthur Birzneck, and John G. Smith, dated September 1, 2000 (incorporated by reference to Exhibit 2 of the Form 10-QSB filed on December 6, 2000).

2.2 Noteholder Preferred Share Exchange Agreement between the Registrant, Ancient Warriors LLC, and Eclipse Releasing, Inc., on the one hand, and Thomas Hudson, Robert S. Angel, Michael J. Wiesmann, Martin McCurry, Joey Fiore, Ronald M. Rosella, Western Pacific Funding Corp., Thomas De Donato, Russell K. Nomi, Franco Columbu, Alec Rossa, and Brent Nelson, on the other hand, dated December 30, 2002 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A filed on July 10, 2003).

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

10.1 Agreement for Consulting Services between the Registrant and Gary M. Campbell, dated August 15, 2002 (incorporated by reference to Exhibit 10.5 of the Form 10-QSB filed on December 19, 2002).

10.2 Agreement for Consulting Services between the Registrant and Gary M. Campbell, dated February 15, 2003 (see below).

10.3 Agreement for Consulting Services between the Registrant and David Rykbos, dated April 1, 2003 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on July 10, 2003).

31.1     Rule 13a-14(a)/15d-14(a) Certification (see below).

31.2     Rule 13a-14(a)/15d-14(a) Certification (see below).

32       Section 1350 Certification (see below).