Form 10QSB
period 2003-09-30
NATIONSRX INC
filed 2003-11-24
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2003

                                            OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                             COMMISSION FILE NUMBER: 0-28219

                                     NATIONS RX, INC.
                (Exact name of registrant as specified in its charter)

                 Nevada                                         92-1766849
(State or jurisdiction of incorporation                      (I.R.S. Employer
              or organization)                              Identification No.)

   23905 Clinton Keith Road, Suite 114-201, Wildomar, California      92595
         (Address of principal executive offices)                   (Zip Code)

            Registrant's telephone number:  (909) 677-3534

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

     As of September 30, 2003, the Registrant had 19,354,321 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF SEPTEMBER 30, 2003                       3

              STATEMENTS OF OPERATIONS FOR
              THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002,
              AND FOR THE PERIOD FROM JANUARY 27, 1997
              (INCEPTION) THROUGH SEPTEMBER 30, 2003                       4

              STATEMENTS OF CASH FLOWS FOR
              THE NINE MONTHS ENDED SEPTEMBER 30, 2003
              AND SEPTEMBER 30, 2002, AND FOR
              THE PERIOD FROM JANUARY 27, 1997
              (INCEPTION) THROUGH SEPTEMBER 30, 2003                       5

              NOTES TO FINANCIAL STATEMENTS                                7

     ITEM 2.  PLAN OF OPERATION                                           10

     ITEM 3.  CONTROLS AND PROCEDURES                                     17

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         18

     ITEM 5.  OTHER INFORMATION                                           18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            18

SIGNATURES                                                                18

ITEM 1. FINANCIAL STATEMENTS

                                NATIONS RX, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (Unaudited)

                                     ASSETS

Current assets:
Cash and cash equivalent                                             $  16,529

Other asset
Licensing/Marketing agreements                                          82,500

                                                                     $  99,029

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable                                                       293,862
Loan from shareholder                                                        -
                                                                       293,862

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 6,000,000 shares issued and outstanding                      6,000

Common stock, $0.001 par value, 50,000,000 shares
authorized, 19,354,321 issued and outstanding                           19,354

Additional paid-in capital                                           2,269,999

Subscription payable                                                   240,000

Retained (deficit)                                                  (2,730,186)

                                                                      (194,833)
                                                                    $   99,029

The accompanying notes are an integral part of these financial statements


                                 NATIONS RX, INC.
                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                                                 January 27, 1997
                           For the Three Months        For the Nine Months     (Inception) Through
                                 Ended                       Ended                September 30
                              September 30                September 30
                           2003             2002       2003            2002            2003
Revenue                    $        427    $       -   $       427    $       -       $      1,927

Expenses
Selling, general
and administrative expenses      86,953      118,220       235,905      439,367          1,775,985
Consulting expense              127,890            -       345,418            -            345,418
                                214,843      118,220       581,323      439,367          2,121,403

                               (214,416)    (118,220)     (580,897)    (439,367)        (2,119,476)

Other income (loss):
Interest expense                      -       84,893             -      244,800            610,710

                                      -       84,893             -      244,800            610,710

Net (loss)                     (214,416)    (203,113)     (580,897)    (684,167)        (2,730,186)

Stockholders' Equity:
Weighted average number of
common shares outstanding
- basic and fully diluted    19,354,321   18,179,321    19,354,321   15,394,946

Net (loss) per share -
basic and fully diluted           (0.01)       (0.01)        (0.03)       (0.04)


The accompanying notes are an integral part of these financial statements


                                   NATIONS RX, INC.
                             (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)



                                                                                  January 27, 1997
                                                     For the Nine Months Ended    (Inception) Through
                                                           September 30              September 30
                                                     2003                 2002          2003
Cash flows from operating activities
Net (loss)                                           $  (580,897)        $  (684,167)  $   (2,730,186)

Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Depreciation and amortization expense                          -               8,209           42,846

Stock based expenses related to interest and default
Penalties                                                      -              33,501           33,501

Shares issued for services and expenses                   52,503             134,799          532,037

Impairment on capitalized film costs                           -                   -        3,779,198

Changes in assets and liabilities:
(Increase) decrease in film costs                              -             (200,002)              -

(Increase) Decrease in Deposits and Prepaids                 900                    -               -

Increase in bank overdraft                                     -                    -               -

Increase (Decrease) in accounts payable and
accrued liabilities                                      267,032              367,610         293,862
Net cash (used) by operating activities                 (260,462)            (340,050)      1,951,258

Cash flows from investing activities
Acquisition cost film                                          -                    -      (3,709,575)

Purchase of fixed assets                                       -                    -         (42,846)
Net cash provided by investing activities                      -                    -      (3,752,421)

Cash flows from financing activities
Net increase (decrease) in due to related parties              -             (661,868)              -

Increase in subscription payable                         240,000                    -               -

Proceeds from notes payable                                    -                    -       1,620,190

Proceeds from notes payable                                    -              999,617         197,502

Net cash provided by financing activities                240,000              337,749       1,817,692

Net (decrease) in cash                                   (20,462)              (2,301)         16,529

Cash and equivalents - beginning                          36,991                2,669               -

Cash and equivalents - ending                             16,529                  368          16,529

Supplemental disclosures:
Non-cash transactions:
Interest paid                                                  -                    -               -

Income taxes paid                                              -                    -               -

Shares issued for services                             1,500,000                    -       5,700,000

Cancellation of shares                                   500,000                    -               -


The accompanying notes are an integral part of these financial statements


                                NATIONS RX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Nations Rx, Inc., a Nevada corporation ("Company"), included herein, are presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $2,730,186 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - LICENSING/MARKETING AGREEMENTS

On April 6, 2003, the Company entered into an agreement with Nations Rx, Inc., a California company controlled by the Company's president, calling for the issuance of 1,500,000 shares of the Company's Class A voting convertible preferred stock. The Company recorded $17,500 for the total value of the shares issued. Furthermore, the agreement calls for the issuance of additional Preferred shares upon the realization of certain specific net revenue objectives as well as license fee payments based on net revenues.

On April 15, 2003, the Company acquired an Exclusive Licensing Agreement from TerraStar Marketing Inc., in a non-monetary transaction through the issuance of 1,500,000 shares of the Company's Class A voting convertible preferred stock. The Company recorded $20,000 for the total value of the shares issued. Additionally, the agreement calls for payments to be made to TerraStar to further develop the technology included in the Exclusive Licensing Agreement.

On August 29, 2003, the Company acquired an Exclusive Licensing Agreement to utilize the business model of The Niseda Group, Inc., a California company that is wholly owned by the Company's president. The Niseda Group, Inc. is a group purchasing organization ("GPO") and provides client advisory services as well. The agreement calls for the issuance of 3,000,000 shares of the Company's Class A voting convertible preferred stock and permits the Company to exclusively offer GPO and client advisory services under the name "Nations Rx Supply Chain Solutions." The Company recorded a total value of $45,000 for the total value of the shares issued.

NOTE 4 - DIVESTITURE OF UNPROFITABLE SUBSIDIARY

On June 30, 2003, the majority owners of the Company's only subsidiary agreed that the subsidiary would assume all movie related liabilities previously incurred by the Company. Furthermore, pursuant to the terms of the agreement, the Company transferred all other movie related assets to the subsidiary. The Company's shares in the subsidiary were cancelled. This transaction has been recorded as an adjustment to accumulated deficit.

NOTE 5 - PRIVATE PLACEMENT OF COMMON SHARES AND WARRANTS

During the three months ended September 30, 2003, the Company issued a total of 2,000,000 restricted shares of common stock to 17 individuals under a private offering. Under this offering, the Registrant sold a total of 20 units of its securities at $12,000 per unit on a best efforts basis, for a total consideration of $240,000. Each unit consists of 100,000 shares of the Registrant's common stock, and a warrant covering 100,000 shares of common stock. The warrants are exercisable at any time from their initial issue date until August 15, 2004, and each warrant entitles the holder to purchase one share of the company's common stock at $0.20 per share in cash. The Company recorded the full amount the subscription payable.

NOTE 6 - RELATED PARTY TRANSACTIONS

Nations Rx, Inc., the California corporation, is providing office space and office services to the Company for which the Company is being billed. The agreement that the Company entered into with this firm, as well as with The Niseda Group, Inc. are also related party transactions.

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

Business Strategy

a) Pharmacy Benefit Management (PBM)

The Registrant entered into an Exclusive Licensing Agreement dated April 6th, 2003 between Registrant and NationsRx, Inc., a California private Company (herein "NationsRx California"), whereby Nations Rx California received 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights in exchange for the exclusive license to use and operate all the assets and business enterprise of Nations Rx California. Also as a continuing license fee, Registrant shall also pay NationsRx California a further 150,000 Class A Convertible Preferred shares, for each $5 million in cumulative Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's. Registrant shall also pay NationsRx California as a continuing license fee, a sum equal to two percent (2%) of the Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's, on an annual basis. The Board of the Registrant formally transferred control of the Registrant's operations as a result of this transaction on July 1st, 2003 and as of that day Mr. David Rykbos, controlling shareholder of NationsRx California became the President and a Director of the Registrant.

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

The Registrant differentiates itself from similar organizations by assuming a cooperative agent position rather than the traditional adversarial vendor role. The Registrant will pass its preferred pricing directly and seamlessly to its clients in exchange for a small management fee. In this way, the Registrant's clients will receive the absolute lowest prices for all their drug products and achieve significant savings. The Registrant will be working directly for its clients.
During the period the Registrant entered into a Joint Marketing
Agreement with I-trax Health Management Solutions, Inc., a Delaware corporation ("I-trax"), located at One Logan Square, Suite 2615, 130
N. 18th Street, Philadelphia, Pennsylvania 19103 (see exhibit 10.1 to this 10-QSB). I-trax enables a new generation of disease management through its unique personalized health management solutions, which reduce the cost of care while improving the health of populations. I-trax provides the only integrated, end-to-end health management solutions available today. Utilizing a common data platform, the Mediciver Medical Enterprise Data System, I-trax solutions enable true coordination of care through the utilization of shared records by all caregivers. These solutions have been tested and proven in real-world settings including Walter Reed Army Healthcare System,
Office of Attending Physician, US Congress, the Pentagon, Aetna,
MedCost, Alegent Health, Presbyterian Health Plan, CalOptima and Los
Angeles County-USC Medical Center. I-trax is headquartered in
Philadelphia, Pennsylvania and maintains its Care Communications
Center in Omaha, Nebraska. More information is available at http://www.i-trax.com.

During the period the Registrant also entered into a Master Sales Associate Agreement with MEDSTRONG INTERNATIONAL CORPORATION a Delaware corporation, with its principal office located at 500 Silver Spur Road, Third Floor, Rancho Palos Verdes, California 90274 (see exhibit 10.2 to this 10-QSB). MedStrong International Corporation has developed a comprehensive database to store and transfer patient health information in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval. In addition, MedStrong's offering addresses both the emergency and catastrophe segment of healthcare, as well as daily, convenient use through the availability of health information anytime, anywhere in the world. The Company's membership programs can be reviewed on their Web site at www.medstrong.com. MedStrong provides consumers the ability to store and have access to or authorize another individual to have access to his or her health information at any time from anywhere that has Internet access. MedStrong intends this service to provide a consumer with the benefit of having all of his or her health information in one place so that any attending emergency doctor may access the information when seconds count. This will enhance the quality of patient care in doctors' offices and in emergency rooms across the country and allow doctors to obtain patient health information, when authorized, through the Internet.

During the period the Registrant also entered into a Master Sales Associate Agreement with DoctorSavings, Inc a California Limited Liability Corporation, with its principal office located at 13905 San Sebastian Way, Poway, CA 92064 (see exhibit 10.3 to this 10-QSB) . The Doctor$avings Healthcare Card provides individuals and families access to significant savings on a wide range of healthcare procedures and services. Users receive preferred savings of up to 60% off providers' normal rates - savings that are typically only available to large insurance companies are now available to you.

Each enrolled member is provided with a convenient Doctor$avings
Healthcare Card. Your membership card can be used to access the ppo contracted rate with their network of physicians and facilities simply by presenting your membership card at the point of care. To access hospital savings, and physician savings in conjunction with a hospital procedure, pre-certification and guarantee of payment are required.

The Doctor$avings Healthcare Card can be used in addition to your existing insurance plan, providing you savings on procedures insurance does not cover. The Doctor$avings Healthcare Card provides users without insurance you drastic savings on traditional care such as doctor's office visits, prescriptions and dental care. The versatile benefit is customized to meet your healthcare needs. Additionally DoctorSavings will also be using the NationsRx PBM services as the prescription portion of their healthcare card offering.

Through the use of external Joint Marketing Agreements and Master
Sales Associate Agreements, the registrant is continuing to maximize distribution channels for their core products and services while minimizing internal fixed costs of operation.

The Registrant combines it's clinical expertise, integrated data management platform and therapeutic fulfillment capabilities to serve the pharmacy related needs of each of its customers and clients as identified by its associates and joint marketing partners. The Registrant's core program includes the design and management of customized pharmacy related services geared towards assisting clients and consumers effectively manage escalating prescription drug costs while optimizing clinical outcomes.

During the period the Registrant also entered into an exclusive licensing agreement with The Niseda Group, Inc. to market their portfolio of healthcare supply chain solutions (see exhibit 10.4 to this 10-QSB). The portfolio will be marketed by Nations Rx as NationsRx Advisors. NationsRx Advisors will market a unique portfolio of healthcare supply chain services. NationsRx Advisors, is a national client based advisory solutions business unit that focuses on servicing the healthcare provider / payor continuum. As a full service healthcare procurement advisory unit, NationsRx Advisors will represent a cross section of healthcare providers and payors, from hospitals and health systems to self-insured employers and business group coalitions. Through its aggregate base of healthcare providers and payors, NationsRx Advisors is able to negotiate enhanced revenue positions and lower supply side expenditures for its clients. This is accomplished utilizing both the clients' existing group purchasing relationship as well as evaluating and recommending potential alternative GPO (Group Purchasing Organization) and distribution relationships.

In addition to the Registrant's current, Corporate Prescription
Benefit Management Services, the new NationsRx Advisors Supply Chain
Solutions program offers healthcare providers an unparalleled opportunity to enhance supply side purchases while creating enhanced organizational revenue channels. This new product rounds out the Company's corporate product offerings and complements the consumer based 'Prescription Savings SmartCard' and 'Total Healthcare Savings' programs.

By combining these 'best of breed' healthcare services the NationsRx management team is now able to capitalize on it's previous supply chain expertise and offer its clients and members a unified, total healthcare supply chain solution. Beginning with the payor of healthcare to the end point of service healthcare provider, the NationsRx solutions are designed to set the benchmark for optimal prescription drug product utilization across the healthcare delivery continuum.


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

The Registrants unique portfolio of offerings positions it as a "integrated total solution" services organization, addressing pharmaceutical utilization needs across the continuum from employer groups and health plan payors to point of service healthcare providers. The NationsRx integrated solutions serve to lower supply side expenditures for payors and providers of healthcare services through the application of it's proprietary economic and clinical methodologies.

The goal of the Registrant is to become the nation's primary client-centric pharmacy benefits management organization (PBM) and the leading provider of seamless pharmacy benefit management (PBM) services to both the general public and corporate entities. The Registrant's prescription benefit administration models utilizing a host of economic and clinical services will be used to attempt to gain a significant share of this market, while generating significant savings for its clients. The Registrant believes that the pharmaceutical delivery demographics coupled with the inefficiencies of the traditional PBM's represent underserved market opportunities. The Registrant will attempt to penetrate the existing markets by being the only PBM working directly for its clients rather than as a competitor. The Registrant is designed to be a cooperative agent of its clients rather than an adversarial or competing vendor as are the traditional PBM models. The Registrant passes its preferred pharmaceutical pricing directly and seamlessly to its clients in exchange for a small management fee. In this way The Registrant's clients receive the lowest negotiated prices for all their drug products and achieve substantial savings. Through the use of partners and associates such as I-trax, DoctorSavings and Medstrong the Registrant will be able to bring their products to large numbers of potential clients without the expense of a direct sales force.

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

TerraStar Marketing Inc. (a Nevada Company) owned the exclusive license to market a task specific hardware/Open Source Software based computer requiring no special configuration or software installation (herein the "Computer Device"), which it acquired from TerraStar Data Inc. (a Nevada Company). The Computer Device was designed, built and developed by TerraStar Data Inc. The Computer Device has been designed to provide computer users in specialty markets with a versatile, secure and re-configurable alternative to the standardized PC. The Device's constantly upgraded "software and applications package" includes an extensive suite of popular software applications pre-loaded in an all in one PC device. The existing software applications of the Computer Devices have now been integrated with the supporting Internet based portal and demonstration services suites and are now operational. The Internet based portal and services suites are designed to be custom configured for each market as determined by the requirements of the marketing license holder and its clients. Development on the Computer Device production prototypes in either a PC or a laptop configuration is nearing completion and TerraStar Marketing Inc. will provide beta units in limited quantities to customers of its marketing license holders beginning in November 2003. Subsequently Terrastar agreed with the Registrant and NationsRx, Inc. (California) that it would transfer its 1,500,000 shares to NationsRx, Inc. (California) and that TerraStar Marketing would retain all rights to the technology and the Registrant would have no further rights to the technology and would be forgiven any and all payments due under the previous license agreement..

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business.. As of July 1st, 2003 Mr. David Rykbos was appointed President and Director. Since that date Mr. Rykbos has filled all the operational corporate positions and has negotiated agreements with partners and associates to assist in implementing the NationsRx Pharmacy Benefit Management operational strategy.

Over the last six months, in an effort to create a successful business model for the Registrant management has taken the steps described above. Management and the Registrant have implemented the plans and actions associated with the acquisitions described above. Management of the Registrant responded to the previous lack of sales revenue with the new PBM business designed to generate strong mid to long term returns. These steps included the termination of all previous business activities, restructuring debt and targeted marketing efforts related to the new PBM business model. Management has also decided not to hire a direct sales force and has instead chosen to work with organizations that can provide a sales force to the registrant without an ongoing cash outlay. Management believes that cash flow from operations related to the new business model, which will is projected to grow substantially in the next quarter, will be sufficient to allow the Registrant to continue in business in 2003 and beyond.

The Registrant incurred a net loss of approximately $ 214,416 for the three months ended September 30th, 2003. The Registrant's total liabilities exceed its total assets by approximately $271,333 as of September 30th, 2003. These factors create doubt about the Registrant's ability to continue as a going concern without further cash infusions. The Registrant's management has been operating the new business ventures as described above. There is no assurance that the new business ventures or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.
The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Twelve Month Plan of Operation.

For the period from the Registrant's inception through the period reported by this Form 10-QSB, there have been revenues of only $1927. However revenues from the PBM business model commenced in the quarter and are expected to grow. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with outside sales The Registrant will, as described above, attempt to implement operations utilizing the license agreements with the companies described above to participate in the pharmaceutical delivery and management sector and marketing of related infrastructure services.

The Registrant has only limited operations with its PBM ventures. However, based upon operations during the quarter there is a reasonable basis for the assumption that the Registrant will be able to implement its business plans regarding the new ventures in the Pharmaceutical industry and increase the revenue generated by those operations. However, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. To succeed the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures, has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the pharmaceutical sector although certain key members of management have such an operating history.

General and administrative expenses

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its proposed license acquisitions
General and administrative expenses totaled $86,953 for the three months ending September 30th, 2003, as compared to $112,220 for the three months ending September 30th, 2002. This decrease was due to a decrease in marketing costs associated with the movement into the PBM business

Net Loss

The Registrant incurred a net loss of $214,416 for the three months ending September 30th, 2003, as compared to net loss of $203,113 in the three months ending September 30th, 2002.
Liquidity and Capital Resources

The Registrant's liabilities exceed its current assets by approximately $271,333 as of September 30th, 2003. As of September 30th, 2003 the Registrant had an adjusted accumulated deficit of $2,730,186. Without the change of business direction this would raise doubt about the Registrant's ability to continue as a going concern without additional capital infusions.

Current funds available to the Registrant are adequate for it to be competitive in the areas in which it intends to operate. However, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. While the Registrant has been successful in raising funds to date, there is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Registrant's disclosure controls and procedures by Gary Campbell the Registrant's Chief Financial Officer and Dave Rykbos, the Registrant's President, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Registrant's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

(a) On August 15th , 2003, a total of 2,000,000 common shares were authorized to be issued to 17 individuals.. The Company believes that the issuance will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. No proceeds were paid to any party pursuant to this issuance.

(b) On August 29th, 2003 the Registrant also entered into an exclusive licensing agreement with The Niseda Group, Inc. to market their portfolio of healthcare supply chain solutions and agreed to issue 3,000,000 Class A Converible Preferred shares to The Niseda Group.
The Niseda Group is owned and controlled by David Rykbos the President, Director and controlling shareholder of the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

10.1               Itrax Agreement
10.2               Medstrong Agreement
10.3               DoctorSavings Agreeement
10.4               The Niseda Group Agreement

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

                                       NATIONSRX, INC.

                                       /s/ Dave Rykbos
                                       By: Dave Rykbos.
                                       President/Director

Date: November 22th, 2003

                                       /s/ Gary Campbell
                                       By: Gary Campbell. CFO/Director

Date: November 22th, 2003

                                     EXHIBIT INDEX

Number                   Description

3.2 Certificate of Amendment to Articles of Incorporation, dated April 22, 2003 (see below).

4.5     Certificate of Designation, dated June 30, 2003 (see below).

10.1 Amended and Restated Joint Marketing Agreement between the Registrant and I-trax Health Management Solutions Inc.
        dated July 28th, 2003 (see below)

10.2    Master Sales Associate Agreement between the Registrant and
        Medstrong International Developments dated June 6th,2003. (see below)

10.3 Master Sales Associate Agreement between the Registrant and DoctorSavings Inc. dated June 25th,2003. (see below)

10.4 Exclusive Supply Chain Solutions License Agreement between the Registrant and The Niseda Group, Inc., dated August 29, 2003 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on July 10, 2003).

31.1    Rule 13a-14(a)/15d-14(a) Certification (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification (see below).

32      Section 1350 Certification (see below).