Form 10KSB
period 2003-12-31
NATIONSRX INC
filed 2004-05-18
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1943

For the transition period from ___________________ to ___________________

Commission file number: 0-28219

NATIONS RX, INC.

(Name of small business issuer in its charter)

Nevada                                                                                                                                    91-1766849
(State or other jurisdiction of                                                                                            (I.R.S Employer
incorporation or organization)                                                                                           Identification No.)

27 Oakmont Drive, Rancho Mirage, California                                                                           92270
(Address of principal executive offices)                                                                              (Zip Code)

Issuer's telephone number: (760) 328-8988

Securities registered under 12(b) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B icontained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,073.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of April 13th, 2003, the aggregate market value of shares held by non-affiliates (based on the close price on that date $.15) was $3,203148.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 21,354,321 as of May 16th, 2004.

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

ITEM 1. DESCRIPTION OF BUSINESS

Business Development.
-------------------------

NationsRx, Inc. ("Company" or the "Registrant") was incorporated on January 27, 1997 in the State of Nevada as Eclipse Entertainment Group, Inc. The Company changed its name to NationsRx, Inc. on April 29 th , 2003 to and has restructured itself to begin operating as a pharmaceutical healthcare services organization that provides a broad array of innovative pharmacy benefit related products and services. The Company currently has no employees, other than the officers and directors. The officers and directors handle the business activities of the Company.

Business of the Company.
---------------------------

a) Pharmacy Benefit Management (PBM)

The Registrant entered into an Exclusive Licensing Agreement dated April 6th, 2003 between Registrant and NationsRx, Inc., a California private Company (herein "NationsRx California"), whereby Nations Rx California received 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights in exchange for the exclusive license to use and operate all the assets and business enterprise of Nations Rx California. Also as a continuing license fee, Registrant shall also pay NationsRx California a further 150,000 Class A Convertible Preferred shares, for each $5 million in cumulative Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's. Registrant shall also pay NationsRx California as a continuing license fee, a sum equal to two percent (2%) of the Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's, on an annual basis. The Board of the Registrant formally transferred control of the Registrant’s operations as a result of this transaction on July 1 st , 2003 and as of that day Mr. David Rykbos, controlling shareholder of NationsRx California became the President and a Director of the Registrant.

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

During the period the Registrant entered into a Joint Marketing Agreement with I-trax Health Management Solutions, Inc., a Delaware corporation ("I-trax"), located at One Logan Square, Suite 2615, 130 N. 18th Street, Philadelphia, Pennsylvania 19103. I-trax enables a new generation of disease management through its unique personalized health management solutions, which reduce the cost of care while improving the health of populations. I-trax provides the only integrated, end-to-end health management solutions available today. Utilizing a common data platform, the Medicive® Medical Enterprise Data System, I-trax solutions enable true coordination of care through the utilization of shared records by all caregivers. These solutions have been tested and proven in real-world settings including Walter Reed Army Healthcare System, Office of Attending Physician, US Congress, the Pentagon, Aetna, MedCost, Alegent Health, Presbyterian Health Plan, CalOptima and Los Angeles County-USC Medical Center. I-trax is headquartered in Philadelphia, Pennsylvania and maintains its Care Communications Center in Omaha, Nebraska. More information is available at http://www.i-trax.com.

During the period the Registrant also entered into a Master Sales Associate Agreement with Medstrong International Corporation a Delaware corporation, with its principal office located at 500 Silver Spur Road, Third Floor, Rancho Palos Verdes, California 90274. MedStrong International Corporation has developed a comprehensive database to store and transfer patient health information in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval. In addition, MedStrong's offering addresses both the emergency and catastrophe segment of healthcare, as well as daily, convenient use through the availability of health information anytime, anywhere in the world. The Company's membership programs can be reviewed on their Web site at www.medstrong.com. MedStrong provides consumers the ability to store and have access to or authorize another individual to have access to his or her health information at any time from anywhere that has Internet access. MedStrong intends this service to provide a consumer with the benefit of having all of his or her health information in one place so that any attending emergency doctor may access the information when seconds count. This will enhance the quality of patient care in doctors' offices and in emergency rooms across the country and allow doctors to obtain patient health information, when authorized, through the Internet.

During the period the Registrant also entered into a Master Sales Associate Agreement with DoctorSavings, Inc a California Limited Liability Corporation, with its principal office located at 13905 San Sebastian Way, Poway, CA 92064. The Doctor$avings Healthcare Card provides individuals and families access to significant savings on a wide range of healthcare procedures and services. Users receive preferred savings of up to 60% off providers' normal rates - savings that are typically only available to large insurance companies are now available to you.

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

Through the use of external Joint Marketing Agreements and Master Sales Associate Agreements, the registrant was attempting to maximize distribution channels for their core products and services while minimizing internal fixed costs of operation.

The Registrant tried to combine it’s clinical expertise, integrated data management platform and therapeutic fulfillment capabilities to serve the pharmacy related needs of each of its customers and clients as identified by its associates and joint marketing partners. The Registrant’s core program included the design and management of customized pharmacy related services geared towards assisting clients and consumers effectively manage escalating prescription drug costs while optimizing clinical outcomes.

During the period the Registrant also entered into an exclusive licensing agreement with The Niseda Group, Inc. to market their portfolio of healthcare supply chain solutions. The portfolio was to be marketed by Nations Rx as NationsRx Advisors. However this transaction was not consumated as a result of the termination by NationsRx, Inc., the California private Company of their license agreement with the Company as a result of the non performance by the Company of certain terms of the license and the resignation of Mr. Rykbos as the President and a Director to pursue other business activities.

The Company continues to market a self activating pharmacy benefit card provided under a Sales Associate Agreement with NationsRx Inc. (California) which allows the holders to instantly achieve significant savings on all their prescriptions at over 55,000 member pharmacies. The pharmacy card allows insured and non insured consumers to achieve significant savings on their prescriptions instantly and manage escalating prescription drug costs.

b) Computer Device
The Registrant entered into a Closing/Common Stock Purchase Agreement dated December 31, 2002 between registrant, TerraStar Marketing Inc., and the sole shareholder of this company, TerraStar Data Corp. to acquire all the issued and outstanding shares of TerraStar Marketing Inc. in exchange for 3,000,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights. Prior to becoming effective this Closing/Common Stock Purchase Agreement was amended by a Revision/Licensing agreement dated April 15 th , 2003 which provides that the Closing/Common Stock Purchase Agreement will be amended such that the Registrant will now acquire only the exclusive license to market the Computer Device technology in the Pharmaceutical sub-vertical market and a non exclusive license to market the Computer Device technology in all other medical markets. The obligation of the Registrant to fund the ongoing development of the technology by TerraStar Data Corp. was also amended to reduce the $3,000,000 obligation to $150,000 or 150,000 Class A Convertible Preferred shares. The consideration payable has also been amended from 3,000,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights to TerraStar Data Corp to 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights to TerraStar Marketing Inc.

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

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business.. As of July 1 st , 2003 Mr. David Rykbos was appointed President and Director. Since that date and until his resignation on December 19 th , 2003 Mr. Rykbos had filled all the operational corporate positions and has negotiated agreements with partners and associates to assist in implementing the NationsRx Pharmacy Benefit Management operational strategy. Since that date the Company has been attempting to negotiate sales agreements for the prescription benefit card and to acquire new and related businesses. Additionally the Company has been attempting to negotiate financing with which to continue its business operations. Without additional financing the Company will not be able to pursue any further business ventures.

Over the last twelve months, in an effort to create a successful business model for the Registrant management has taken the steps described above. Management and the Registrant have implemented the plans and actions associated with the acquisitions described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited targeted marketing efforts related to the new prescription benefit card business model. Management has also decided not to hire a direct sales force and has instead chosen to work with organizations that can provide a sales force to the registrant without an ongoing cash outlay. Management believes provided the Company receives a capital injection, that cash flow from operations related to the new business model, which is projected to grow substantially in the next quarter, will be sufficient to allow the Registrant to continue in business in 2004 and beyond.

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

BUSINESS RISKS

ONLY LIMITED PRIOR OPERATIONS.

The Company has only limited operations. The Company's principal activities to date have been limited to production of one film and its operations throughout the year as a Prescription Benefit Management organization and now prescription benefit card sales organization, it has a limited record of any revenue-producing operations in any of its activities. At this time there is no basis for the assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1,000,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

SUBSTANTIAL COMPETITION.

The Company may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the prescription benefit card industry have greater experience, resources, and managerial capabilities than the Company and may be in a better position than the Company to obtain access to attractive products. There are a number of larger companies which will directly compete with the Company. Such competition could have a material adverse effect on the Company's profitability or viability.

OTHER EXTERNAL FACTORS MAY AFFECT VIABILITY OF COMPANY.

The prescription benefit card industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' healthcare spending. Factors which leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

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

NO CUMULATIVE VOTING.

Holders of the shares of the preferred or common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently rents its offices under a month to month lease for $2,500 per month from Globestar Capital Inc. The Company has approximately $5,000 worth of office furniture and equipment at this location.

ITEM 3. LEGAL PROCEEDINGS
The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company with the exception of litigation whereby the Company and some of its former and current officers have been named as defendants in a civil lawsuit, in which a former consultant to the Company is seeking general and compensatory damages in excess of $1,000,000. The former consultant alleges that the Company failed to pay his fees and reimburse him for his out-of-pocket expenses while working for the Company. The Company is vigorously defending this suit and believes it to be without merit. The lawsuit has been ordered to mediation with the mediation to be completed by May 26, 2004. Additionally the Company was named in a lawsuit for non payment of attorney’s fees. The Plaintiff in the suit has obtained a mediation award against the Company in the amount of $15,561. This amount includes the original fees, plus attorney’s fee for the suit, costs, and interests. The Company has settled the lawsuit by agreeing to pay $1,000 per month until the outstanding amount has been fulfilled.
.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2003.

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

                                                                                   Closing Ask                                                Closing Bid
                                                                                   -----------                                                        -----------
                    Date                                                         High      Low                                                High     Low
                    ----                                                          ----        ---                                                     ----        ---

                   2003

                   Jan 2 thru
                   Mar 29                                                     .17       .02                                                   .16          .01

                   Apr 1 thru
                   June 30                                                    .18       .08                                                   .16          .06

                   July 1 thru
                   Sept 30                                                     .85      .10                                                    .75         .08

                   Oct 1 thru
                   Dec 31                                                      .60      .10                                                    .55         .08

As of May 13, 2004, we had approximately 87 stockholders of record (not including shares held by brokers or in street name) of the 21,354,321 shares outstanding. We have never declared or paid dividends on our Common Stock.

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

SALES OF UNREGISTERED SHARES

During the fiscal year ended December 31, 2003, we sold securities that were not registered under the Securities Act of 1933 were as follows:

In April 2003, we issued 1,500,000 shares of our preferred stock to acquire an exclusive business license from NationsRx, Inc. in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

In April 2003, we issued 1,500,000 shares of our preferred stock to acquire an exclusive business license from Terrastar Marketing Inc. in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

From July 2003 to August 2003, we sold 2,000,000 shares of common stock for net proceeds of $240,000 to 17 purchasers, in reliance upon the exemption from registration contained in Rule 506 of Regulation D.

None of the transactions involved any underwriters or underwriting discounts or commissions. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS STRATEGY

The overall strategic plan for the Company was to generate sufficient profits from its operations as a pharmaceutical healthcare services organization providing a broad array of innovative pharmacy benefit related products and services. As a result of the termination of the Company’s exclusive license to these products and the limited marketing license for prescription benefit cards remaining, the Company has been looking for new related products as well as seeking ways to market the new card based products. Until such time as the Company receives new financing the Company will not be expending further funds to expand its operations and will instead focus upon generating revenue from the prescription benefit cards and securing a new business or direction for the Company.

TWELVE MONTH PLAN OF OPERATION.

For the period from the Registrant's inception through the period reported by this Form 10-KSB, there have been limited. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the distribution of the movie, Ancient Warriors and the sale of an array of pharmacy benefit products and services. The Registrant has terminated all distribution agreements pharmacy products in order to concentrate its efforts on generating revenue from sales of pharmacy benefit cards and in securing a new business or enterprise for the Company. There is no assurance that the Registrant will be successful in addressing these needs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to decrease as it limits its activities to promoting and marketing its pharmacy benefit cards. General and administrative expenses totaled $1,583,156 for the fiscal year ended December 31, 2003, as compared to $405,432.00 for the fiscal year ended December 31, 2002. This increase was due to the addition of unpaid salaries for senior management and consultants and costs associated with the marketing and sales of pharmacy benefit products.

NET LOSS

The Company incurred a net loss of $3,722,083 for the fiscal year ended December 31, 2003, as compared to net loss of $4,168,432 in the fiscal year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceed its current assets by a total of $489,731 for the fiscal year ended December 31, 2003. Additionally approximately $75,560 of the Company’s accounts payable are currently past due. As of December 31, 2003, the Company had an accumulated deficit of $9,720,217. This raises substantial doubt about the Company's ability to continue as a going concern.

Film and marketing license costs represented a major component of the Registrant's former assets. The Registrant has been unable to generate any significant revenue from its film assets and marketing licenses and has treated them as impaired in the financial statements resulting in one-time charges of $3,425,735 and $2,340,000 respectively.

The Registrant has entered into an agreement with its noteholders whereby they forgave the $3,709,575 currently owing to them by the Company. Pursuant to an agreement dated Dec 30th, 2002 see exhibit 10.3 whereby the Company’s rights to the film were transferred to Eclipse Releasing and the investors in the film agreed to forgive the Company’s obligations to them under their notes and received Preferred shares in Eclipse Releasing. The Preferred shares in Eclipse Releasing allow the investors to receive all proceeds from the film, less expenses, until their preferred shares are fully redeemed.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the

Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1,000,000 in additional funds during the next 12 months through a private placement. These monies will be used for pharmacy benefit card sales and general operating expenses. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the year ended December 31, 2003 are presented in Item 13 of this report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a) Dismissal of Previous Independent Accountants

On April 10, 2003 Nations Rx, Inc. (the "Registrant") dismissed L.L. Bradford & Company LLC ("Bradford"), as its independent public accountants. The Registrant's Board of Directors participated in and approved the decision to dismiss Bradford.

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

(b) Engagement of New Independent Accountants.

Registrant then appointed Beckstead and Watts, LLP, as Registrant's independent accountants for the fiscal year ending December 31, 2003. The decision to accept the engagement of Beckstead and Watts, LLP was approved by the Audit Committee of the Board of Directors on April 10, 2003. Beckstead and Watts, LLP will be performing the annual audit of Registrant’s financial statements for the year ending December 31, 2002. Beckstead and Watts, LLP was engaged by Registrant on April 10, 2003.

(c) Resignation of Previous Independent Accountants

On Nov 24th, 2003 Nations Rx, Inc. (the "Registrant") received notice that Beckstead and Watts, LLP ("Beckstead") resigned as the Registrant’s principal auditor. The decision to change accountants was approved by the Audit Committee of the Board of Directors on December 19th, 2003.

The report of Beckstead on the Registrant's financial statements for the fiscal year ended December 31, 2002 and the report of the Registrant’s previous auditor L.L. Bradford & Company, LLC for the fiscal year ended December 31, 2001 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the year ended December 31, 2002 included a paragraph on the uncertainty of the Registrant to continue as a going concern as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses through the year ended December 31, 2002 of $2,271,080. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities."

During the preceding fiscal year and through November 24th, 2003, there were no disagreements between the Registrant and Beckstead on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Beckstead’s satisfaction, would have caused Beckstead to make reference to the subject matter of the disagreements in connection with Beckstead's report on the Registrant's financial statements.

During the preceding fiscal year and through November 24th, 2003, there were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v).

Pursuant to Item 304(a)(3), on January 5, 2004, Beckstead furnished the Registrant a letter addressed to the Securities and Exchange Commission stating it agrees with the statements made by the Registrant in response to Item 304(a).

(d) Engagement of New Independent Accountants.

Registrant has appointed HJ & Associates , LLC 50 South Main, Suite 1450, Salt Lake City, Utah 84144, as Registrant's independent accountants for the fiscal year ending December 31, 2003. The decision to change accountants and accept the engagement of HJ & Associates was approved by the Audit Committee of the Board of Directors on December 19th, 2003. HJ & Associates will be performing the annual audit of Registrant’s financial statements for the year ending December 31, 2003. HJ & Associates was engaged by Registrant on Dec 1st, 2003.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, executive officers and key employees of the Company are set forth below. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the directors of the Company with the exception that Mr. Campbell and Mr. Nelson are named in the lawsuit by the former consultant to the Company more fully disclosed in Item 3.

Name	Age	Position	Dates Served
Frank C. Mashburn	59	President and Director	From Dec 2003 to Date
Gary Campbell	46	CEO and Director	From Dec 2003 to Date
Stewart Irvine	44	Vice President and Director	From Dec 2003 to Date
Karl Harz	54	CFO and Director	From Dec 2003 to Date
Albert Cook	68	Director	From Dec 2003 to Date
William Philip Blase	52	Director	From Dec 2003 to Date
Brent Nelson	40	Director	From January 1997 to Date

All its directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Set forth below is certain biographical information with respect to each of its officers and directors.

Frank Mashburn, B. Sc., Director, President
Mashburn provides the Company with over 25 years of direct industry experience as a Senior Officer of various high technology ventures including TERA Corporation, ScreenPhone.net Inc. and Antares Resources Corporation, combined with various senior telecommunications, manufacturing and marketing assignments, throughout the US England, India and the Philippines, as Senior International project manager with Bechtel Inc., one of the world’s largest privately held engineering and construction firms. Mr. Mashburn has developed management and organizational skills through organizing and operating numerous various organizations throughout his career. Mr. Mashburn began his career in the US ARMY and graduated from the US Military Academy at West Point. Mr. Mashburn is a US Army Ranger, Green Beret, former member of the US ARMY Special Operations Group and served two tours in Vietnam.

Gary Campbell, B. Comm., LL.B., Director and CEO ,
Mr. Campbell is the co-founder of TerraStar Data Corp. the developer of the TaskStation? and related server technology as well as the Chairman of TerraStar Marketing Inc. Mr. Campbell was formerly the Chairman and CEO of Globestar Capital Corp a consulting company involved in the structuring, administering, and reorganizing of corporate clients. Mr. Campbell has previously practiced as a corporate/commercial, broadcasting and securities attorney. Mr. Campbell is the Chairman of Immortality Inc. a private company engaged in the development of health and longevity products. Mr. Campbell sits on the Board of Advisors of Karatcom Inc. a private Santa Barbara based cellular telecommunications tower developer. Mr. Campbell has degrees in both Commerce and Law.

Stewart Irvine, Director, Executive V.P.
Mr. Irvine has over twenty years of experience in administration and operations, financial planning and analysis, international marketing and sales, product development, manufacturing and management and public company financings. He has experience in developing companies from concept to operating companies, including public offerings, reverse mergers and consolidation. His expertise is in intellectual property and has been successful in negotiating and licensing of consumer products, celebrities and artists to major corporations in North America and internationally. He has specialized in developing innovative consumer products, creative sales and marketing from concept through to retail sales marketing. He has designed and implemented online and offline marketing high profile international marketing and advertising strategies that have resulted in profitable and successful business ventures.

Karl J. Harz, B. Sc. (Marketing), MBA, Director, CFO
Mr. Harz has an extensive background in both sales and finance including, Personal Financial Planning, Conventional and Private Real Estate Funding, Personal Property Broker/Lender. Mr. Harz has previously been instrumental in the development and management of several major corporations including Pension Home Loan Corporation, Hard Money Real Estate, and Province Service Corporation. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Hotel properties, Trust Deed investments, Limited Partnership interests, and Security products. Mr. Harz holds numerous industry licenses including, California Real Estate Broker, and Series 22 and 63 License/NASD Registered Representative. Mr. Harz attended Fairleigh Dickinson University in Teaneck, N.J., and graduated with a Bachelor of Science in Marketing and a Masters in Business Administration and as well has been active in all aspects of sports and fitness.

Albert Cook BA, MD, Director,
Dr. Cook will provide advice and guidance to the Company in all areas related to medicine, technology and the Internet. Dr. Cook is currently part owner and medical director of Hemet Health Care Surgicenter, employing thirty-five employees and the Golden West Pain Center, another Surgicenter, employing twelve people. Dr. Cook is also Director and CEO of ScreenMD.com Inc. a private medical diagnostic Company. Dr. Cook practicing in the specialty of family practice for four years, then took a residency in anesthesiology and pain management at Los Angeles County General Hospital, University of Southern California Medical Center prior to forming his own medical centers. Dr. Cook has a Bachelor of Arts degree from UCLA and a Doctor of Medicine degree from the University of California at Irvine.

William Philip Blase, MD, M..Sc.., FACS, Director,
Dr. Blase has had a distinguished career in all aspects of the medical profession with a practice emphasis on Ophthalmology, a background in medical research, as well as administration and management issues of modern medical practice. Dr. Blase is also formerly a Trustee for a California District Hospital System. Dr Blase has also served eight years as a Trustee of the Valley Health System in Riverside California and has recently completed his term as Chairman of the Board. Dr. Blase is also a Diplomate of the National Board of Medical Examiners, the American Board of Ophthalmology, and the American Board of Quality Assurance and Utilization Review. Dr. Blase has published numerous articles and several book chapters. Dr. Blase is a graduate of Dartmouth College, the University of Virginia School of Medicine and Oxford University, and did his medical post graduate training at Johns Hopkins.

Brent Nelson, Director
Mr. Nelson has been a Director of the Company since its inception. He has more than 15 years experience in corporate and project financing and serves on the boards of several companies in the United States and abroad including Esarati Electric Technologies Inc., Interactive Objects, Inc., Mobile PET Technologies Inc., and Innovative Communications Technologies Inc. Approximately eight years ago, he founded and became Managing Director of Northwest Capital Partners, L.L.C. a Bellevue, Washington based venture capital company. Northwest Capital is very active in both private and public financing on an international basis.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company:

Name of Executive Officer and/or Director	Position of Individual	Current Annual Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Gary Campbell	CEO	$120,000	None	None
Stewart Irvine	Executive Vice President	$90,000	None	None

As of the date of this Private Placement Memorandum, the Company has no outstanding stock options held directly by its Named Executive Officers, and the Company has adopted no formal stock option plans for its officers, directors and/or employees. The Company reserves the right to adopt one or more stock option plans in the future.

The Company presently has employment contracts in effect with the CEO, Gary M. Campbell, and Executive VP Stewart Irvine, which can be terminated by either party on 10 days' written notice. Mr. Campbell and Mr. Irvine serve at the pleasure of the Board of Directors. Mr. Campbell was employed as the CEO of the Company beginning in December 2003. Mr. Irvine was employed as the Executive VP of the Company beginning in December 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of April 15th, 2004 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

                Title of                                   Name and Address                               Amount of                               Percent
                Class                                     of Beneficial Owner                               Beneficial Ownership               of Class
                 -----                                      -------------------                                --------------------                 --------
                Common                                    Brent Nelson                                        2,771,270 (2)                      12.97%
                Stock                                    10900 N.E. 8th Street
                                                             Bellevue, WA 98004

                Common                                    Art Birzneck(3)                                    1,274,500                             5.87%
                Stock                                    10520 Venice Boulevard
                                                             Culver City, California 90232

                Common                                    Franco Columbu,                                  1,253,750                            5.83%
                Stock                                     10520 Venice Boulevard
                                                              Culver City, California 90232

                Common                                    David Rykbos                                       9,000,000 (4)                       22.86%
                Stock(3)                                 23905 Clinton Keith Road,
                                                               Suite 114-201,
                                                             Wildomar, California, 92595

                Common                                    Gary Campbell                                      9,000,000 (4)                       22.86%
                Stock (3)                               27 Oakmont Drive
                                                         Rancho Mirage, California 92270

                Common                               Shares Of All Directors and
                Stock                                    executive officers as a group                       11,771,270(5)                       29.91%
                                                                     (2 persons)

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them
(2) This figure includes the 2,605,520 shares owned by Northwest Capital Partners, L.L.C., 10900 N.E. 8th Street, Bellevue, Washington 98004, since Mr. Nelson is the managing director of this firm.
(3) These shares are preferred shares which as yet have not been converted into common shares
(4) These shares were issued for licenses which the Company is no longer pursuing, accordingly the shares are subject to cancellation by the Company.
(5) Calculated on a fully diluted basis

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a) Prior to accepting a position as a Director and Officer of the Company, TerraStar Marketing Inc., a company controlled by Mr. Campbell received 1,500,000 preferred shares in exchange for a license.

(b) The Company currently rents its offices under a month to month lease for $2,500 per month from Globestar Capital Corp, a Company by which the Chief Executive Officer of the Company is employed.

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
(a) Financial Statements

NATIONS RX, INC.
(Formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

December 31, 2003

F1

C O N T E N T S

Independent Auditors’ Reports                                                                                                                                 3

Consolidated Balance Sheet                                                                                                                                      5

Consolidated Statements of Operations                                                                                                                  7

Consolidated Statements of Shareholder’s Equity (Deficit)                                                                                  8

Consolidated Statements of Cash Flows                                                                                                                 9

Notes to the Consolidated Financial Statements                                                                                                   11

F2

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Nations RX, Inc. formerly Eclipse Entertainment Group, Inc.
(A Development Stage Company)
Rancho Mirage, California

We have audited the accompanying balance sheet of Nations RX, Inc. formerly Eclipse Entertainment Group, Inc. (a development stage company), as of December 31, 2003, and the related statements of operations, shareholder’s equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nations RX, Inc. formerly Eclipse Entertainment Group, Inc. (a development stage company), as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 13 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
May 10, 2004

F3

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Eclipse Entertainment Group, Inc.
(A Development Stage Company)
Las Vegas, NV

We have audited the Balance Sheet of Eclipse Entertainment Group, Inc. (the "Company")(a development stage company), as of December 31, 2002, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the year ended December 31, 2002 and 2001, and for the period from January 27, 1997 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Beckstead & Watts, LLP
                                        Beckstead & Watts, LLP
                                        Las Vegas, Nevada
                                        June 9, 2003

F4

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Balance sheet

ASSETS
DECEMBER 31,
2003
CURRENT ASSETS

Current assets
Cash	$125.00

Total Current Assets	$125.00

TOTAL ASSETS	$125.00

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	20,538
Due to related parties	469,318
Accrued expenses	476,561

Total Current Liabilities	966,417

STOCKHOLDERS' (DEFICIT)

Preferred stock, Series, A $.001 par value, 10,000,000 shares
authorized; 3,000,000 shares issued and outstanding	3,000
Common stock; $.001 par value, 500,000,000 shares
authorized, 21,354,321 shares issued and outstanding	21,354
Additional paid-in capital	8,729,571
Deficit accumulated dur8ing the development state	(9,720,217)

Total Stockholders' equity (deficit)	(966,292)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)	$125

The accompanying notes are an integral part of these financial statements

F5

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Shareholders' Equity (Deficit)

From
Inception on
For the Years ended January 27, 1997
December 31, to December 31,
	2003	2002	2003

REVENUES	$1,073	$1,500	$2,573

General and administrative expense	$1,583,156	$405,431	$2,959,137
Marketing rights	$2,340,000	$-	$2,340,000
Impairment on capitalized film costs	$-	$3,425,735	$3,779,198

LOSS FROM OPERATIONS	$(3,722,083)	$(3,829,666)	$9,075,762

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	$136,819	$-	$121,789
Loss on extinguishment of debt	$(154,000)	$-	$(154,000)
Interest expense	$(299)	$(338,766)	$(612,244)

Total Other Income (Expense)	$(17,480)	$338,766	$(644,455)

NET LOSS	$(3,739,563)	$(4,168,432)	$(9,720,217)

BASIC LOSS PER SHARE	$(0.19)	$(0.25)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	$20,084,458	$16,541,287

From

The accompanying notes are an integral part of these financial statements.

F6

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statements of shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-in During the
Shares Amount Shares Amount Capital Development Stage

Balance as of January 27, 1997
(Date of inception)	$ -	$ -	-	$ -	$ -

Stock issued for cash	-	3,250,000	3,250	404,030		-

Net loss for the year ended
December 31, 1997	-	-	-	-		-70,062

Balance as of December 31,
1997	-	3,250,000	3,250	404,030		-70,062

Stock issued for cash	-	215,000	215	325,407		-

Contributed capital related to
compensation	-	-	-	25,000		-

Net loss for the year ended
December 31, 1998	-	-	-	-		-293,786

Balance as of December 31,
1997	$ -	3,465,000	$ 3,465	$754,437		($363,848)

The accompanying notes are an integral part of these financial statements.

F7

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statements of shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-In During the
Shares Amount Shares Amount Capital Development Stage

Balance Forward	-	-	3,465,000	$3,465	$754,437	$(363,848)

Stock issued for cash	-	-	6,174,125	$6,174	$109,251	-

Stock issued for services	-	-	71,495	$71	$41,431	-

Stock issued in satisfaction of a
$486,514 notes payable
(including accrued interest of
$44,229)	-	-	2,305,520	$2,306	$484,209	-

Contributed capital related to
compensation	-	-	-	-	$25,000	-

Net (loss) for the year ended
December 31, 1999	-	-	-	-	-	$(211,425)

Balance at December 31, 1999	-	-	12,016,140	$12,016	$1,414,328	$(575,273)

Stock issued for cash	-	-	700,000	$700	$209,300	-

Stock issued for services			42,501	$42	$12,708	-

Net loss for the year ended
December 31, 2000	-	-	-	-	-	$(148,148)

Balance as of December 31, 2000	-	$-	12,758,641	$12,758	$1,636,336	$(723,421)

The accompanying notes are an integral part of these financial statements.

F8

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statements of shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-in During the
Shares Amount Shares Amount Capital Development Stage

Balance forward	-	$-	12,758,641	$12,758	$1,636,336	$(723,421)

Stock issued for services	-	-	446,180	446	171,809	-

Stock issued for cash	-	-	167,000	167	49,833	-

Deemed interest expense related to conversion

Features of note payable	-	-	-	-	41,700

Stock issued for interest	-	-	600,000	600	71,400	-

Net loss for the year ended 31-Dec-01	-	-	-	-	-	(1,088,801)

Balance, December 31, 2001	-		13,971,821	$13,971	$1,971,078	$(1,821,222)

Shares issued for interest and default penalties ondebt	-	-	837,500	838	32,663	-

Shares issued for services	-		3,545,000	3,545	138,255	-

Net loss for the year ended 31-Dec-02	-	-	-	-	-	(4,168,432)

Balance, December 31, 2002	-	$-	18,354,321	$18,354	$2,141,996	$(5,980,654)

The accompanying notes are an integral part of these financial statements.

F9

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statements of shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-in During the
Shares Amount Shares Amount Capital Development Stage

Balance forward	-	$-	18,354,321	$18,354	$2,114,996	($5,980,654)
Preferred shares issued for
Marketing rights	3,000,000	3,000	-	-	2,337,000	-

Shares canceled	-	-	(500,000)	(500)	-	-

Shares issued for debt	-	-				-

Shares issued for services	-	-	1,500,000	1,500	148,500	-

Shares issued for cash at
$0.12 per share	-	-	1,266,666	1,267	150,733	-

Spin off of minority interest	-	-	-	-	3,709,575	-

Net loss for the uear ended
December 31, 2003	-	-	-	-	-	(3,739,563)

Balance, December 31, 2003	3,000,000	$3,000	21,354,321	$21,354	$8,729,571	($9,720,217)

The accompanying notes are an integral part of these financial statements.

F10

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

Inception on
27-Jan
For the Years Ended 1997 to
December 31, December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(3,739,563)	$(4,168,432)	$(9,243,656)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation and amortization	-	8,209	51,758
Common stock issued for services
and expenses	150,000	141,800	518,307
Gain on extinguishment of debt	(136,819)	-	(136,819)
Loss on extinguishment of debt	154,000	-	154,000
Preferred stock issued for marketing
rights	2,340,000	-	2,340,000
Contributed services	-	-	50,000
Shares issued for interest	-	33,501	149,730
Impairment on capitalization film
costs	-	3,425,735	3,779,198
Changes in assets and liabilities
Increase in film costs	-	-	(3,779,198)
Increase in intangible assets	-	-	(49,562)
Decrease in deposits	800	-	-
Increase (decrease) in accounts
payable and accrued liabilities	573,397	(190,434)	245,356

Net Cash Used by Operating
Activities	(658,185)	(749,621)	(5,920,886)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(2,196)

Net Cash Flows Used
by Investing Activities	$-	$-	$(2,196)

The accompanying notes are an integral part of these financial statements.

F11

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002

Inception on
27-Jan
For the Years Ended 1997 to
December 31, December 31,
	2003	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in due to related parties
	$469,318	$-	$2,808,005
Proceeds from sale of common stock
	152,000	-	152,000
Proceeds from notes payable	-	783,944	1,768,945
Proceeds from notes payable	-	-	1,194,257

Net Cash Provided by Financing
Activities	621,318	783,944	5,923,207

Net Increase (decrease) in cash	(36,867)	34,323	125

CASH BEGINNING OF PERIOD	36,992	2,669	-

CASH END OF PERIOD	$125	$36,992	125

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Common stock issued in satisfaction
of promissory note	$-	$-	$(442,286)
Deemed interest converted into
additional paid-in capital related
to note payable	$-	$-	$(41,700)
Conversion of due to related party
and notes payable into preferred
shares in consolidated entity	$-	$-3,709,575	$(3,709,575)
Common stock issued in
satisfaction of accounts payable	$88,000	$-	$-
Common stock issued for services	$150,000	$141,800	$518,307

The accompanying notes are an integral part of these financial statements.

F12

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    a.   Organization

  Nations RX, Inc. (formerly Eclipse Entertainment Group, Inc.) (hereinafter referred to as the "Company") was incorporated in the state of Nevada in January 1997 to engage in the business of developing, producing and marketing films for worldwide distribution. During 2003 the Company spun-off its filmmaking subsidiary and changed its name to Nations RX,
  Inc. The Company has acquired marketing rights and a licensing agreement to engage in the business of prescription benefit management. The Company's fiscal year ends on December 31.

  b.   Revenue Recognition

  The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial
  Statements". Revenue is only recognized on product sales once the product has been shipped to the customers (FOB
  Origin), and all other obligations have been met.

  c.   Reclassification

  Certain prior year balances have been reclassified to conform to the current year presentation.

  d.   Use of Estimates

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

   e.  Capitalized Film Cost and Amortization

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

F13

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002 (Continued)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                   e.  Capitalized Film Cost and Amortization (Continued)

 The recoverability of capitalized film costs is dependent upon commercial acceptance of the films. If events or circumstances indicate the fair value of a film is less than the unamortized capitalized film costs, the film is written down to fair value by a charge to net income (loss). The Company determines the fair value of its films using a discounted cash flow model.

                    f.   Stock Based Compensation

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

 g.   Fixed Assets

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

 The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows all the Company’s fixed assets were span off as of December 31, 2003 as described in Note 6.

F14

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002 (Continued)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 h.  Net Loss Per Common Share

The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98'). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. The Company currently has 18,000,000 shares of common stock equivalents outstanding as of December 31, 2003.

 i.  Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

 j.  Advertising Costs

Advertising costs incurred in the normal course of operations are expensed accordingly. Advertising costs incurred for the years ended December 31, 2003 and 2002 were $250 and –0- respectively.

 k.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

2003
Deferred tax assets:
                     NOL Carryover                                                     $1,237,700

                 Deferred tax liabilities:                                                               -

                 Valuation allowance                                                 (1,237,700)

                 Net deferred tax asset                                             $               -

                                                                                                  ===========

F15

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

2003

                  Book income                                               $    (1,458,390)
                  Stock for services                                                   58,500
                  Accrued expenses                                               179,490
                  Gain on debt                                                          (47,500)
                  Loss on rights                                                       912,600
                  Meals & Entertainment                                            3,035
                  Valuation allowance                                            351,965

                                                                                          $                  -
                                                                                                ========

                  At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,173,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the November 30, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                  l.     Impairment Of Long-Lived Assets To Be Disposed

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

F16

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002 (Continued)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.    New Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

  SFAS No. 143, Accounting for Asset Retirement Obligations;
  SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
  SFAS No. 146, Accounting for Exit or Disposal Activities;
  SFAS No. 147, Acquisitions of certain Financial Institutions; and
  SFAS No. 148, Accounting for Stock Based Compensation.
  SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
  SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
                  In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various
                  Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

                        These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

F17

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002 (Continued)

NOTE 2 -  CONSULTING AGREEMENT

In August 2002, the Company entered into a consulting agreement with an individual to assist it in strategic corporate planning and identifying new business opportunities in consideration of 1,500,000 shares of the Company’s common stock totaling $67,500 based on the fair market value of the services rendered. The stated shares were issued in January 2003. In February 2003 the Company entered into a similar agreement with the same individual. This agreement provides for 2,400,000 shares to be issued for twelve months of service. The shares have not yet been issued. The Company has accrued $461,000 for these unissued shares based on their fair market value.

NOTE 3 - COMMON STOCK

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

NOTE 4 - GOING CONCERN

The Company incurred a net loss of approximately $3,263,002 and $4,168,432 for the years ended December 31, 2003 and 2002, respectively, and current liabilities exceed current assets by approximately $489,731 as of December 31, 2003. The Company will also seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

F18

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2003 and 2002 (Continued)

NOTE 4 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company and some of its former and current officers have been named as defendants in a civil lawsuit, in which a former consultant to the Company is seeking general and compensatory damages in excess of $1,000,000. The former consultant alleges that the Company failed to pay his fees and reimburse him for his out-of-pocket expenses while working for the Company. The Company is vigorously defending this suit and believes it to be without merit. The lawsuit has been ordered to mediation with the mediation to be completed by May 26, 2004.

The Company was named in a lawsuit for non payment of attorney’s fees. The Plaintiff in the suit has obtained a judgment against the Company in the amount of $15,561. This amount includes the original fees, plus attorney’s fee for the suit, costs, and interests.

NOTE 6 - MINORITY INTEREST

On June 30, 2003, the majority owners of the Company’s only subsidiary agreed that the subsidiary would be spun off, together with all its assets and liabilities. The spin off of the subsidiary was accounted for with an adjustment to additional paid-in capital and a gain on extinguishments of debt for the liabilities that were transferred to the subsidiary.

F19

(b) EXHIBIT INDEX

Number                                                                              Description

3.2  Certificate of Amendment to Articles of Incorporation, dated April 22, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003).

4.5  Certificate of Designation, dated June 30, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003).

10.1        Amended and Restated Joint Marketing Agreement between the Registrant and I-trax Health Management Solutions Inc. dated July 28th, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)

10.2  Master Sales Associate Agreement between the Registrant and Medstrong International Developments dated June 6th, 2003. (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)

10.3  Master Sales Associate Agreement between the Registrant and DoctorSavings Inc. dated June 25th, 2003. (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)

10.4  Exclusive Supply Chain Solutions License Agreement between the Registrant and The Niseda Group, Inc., dated August 29, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003).

31.1  Rule 13a-14(a)/15d-14(a) Certification (see below).

31.2  Rule 13a-14(a)/15d-14(a) Certification (see below).

32             Section 1350 Certification (see below).

(c) Reports on Form 8-K: None:

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our President and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

13

SIGNATURES
     In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                         NATIONS Rx, INC.

                                                                                                                          /s/ Frank Mashburn
                                                                                                                         By: Frank Mashburn. President/Director
                                                                                                                         Date: May 17 th , 2004

                                                                                                                          /s/ Karl Harz
                                                                                                                          By: Karl Harz CFO/Director
                                                                                                                          Date: May 17 th , 2004

14