Form 10KSB/A
period 2003-12-31
NATIONSRX INC
filed 2004-06-10
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] For the transition period from _________________ to __________________

                                                                                                                                                   Commission file number: 000-28219

NATIONS RX, INC.
(Exact name of Registrant as specified in its charter)

             Nevada                                                                                                                             91-1766849
(State or other jurisdiction of                                                                                                         (I.R.S. Employer
incorporation or organization)                                                                                                        Identification No.)

27 Oakmont Drive
Rancho Mirage, California 92270
(Address of principal executive offices)

(760) 328-8988
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   [ ]

State issuer’s revenues for its most recent fiscal year: $1,073

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,203,148 as of April 13, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 21,354,321 Common Shares as of June 1, 2004

TABLE OF CONTENTS

                                                                                                                                                                                                         Page

PART I

ITEM 1: DESCRIPTION OF BUSINESS                                                                                                                                           3
ITEM 2: DESCRIPTION OF PROPERTY                                                                                                                                        10
ITEM 3: LEGAL PROCEEDINGS                                                                                                                                                     10
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                          10

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
  AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                                                 11
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                        12
ITEM 7: FINANCIAL STATEMENTS                                                                                                                                              15
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES                                                                                                                                   16
ITEM 8A: CONTROLS AND PROCEDURES                                                                                                                                 16

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                                             17
ITEM 10: EXECUTIVE COMPENSATION                                                                                                                                      20
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                   20
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                                 22
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                                                                                                    22
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                                    23

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

NationsRx, Inc. ("Company" or the "Registrant") was incorporated on January 27, 1997 in the State of Nevada as Eclipse Entertainment Group, Inc. The Company changed its name to NationsRx, Inc. on April 29, 2003 and restructured itself to begin operating as a pharmaceutical healthcare services organization that provides a broad array of innovative pharmacy benefit related products and services. The Company currently has no employees, other than its officers and directors. The officers and directors handle the business activities of the Company.

Business of the Company

Pharmacy Benefit Management (PBM)

The Registrant entered into an Exclusive Licensing Agreement on April 6, 2003 with NationsRx, Inc., a California private Company (herein "NationsRx California"), whereby NationsRx California received 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights in exchange for the exclusive license to use and operate all the assets and business enterprise of NationsRx California. Also as a continuing license fee, Registrant was to pay NationsRx California a further 150,000 Class A Convertible Preferred shares, for each $5 million in cumulative Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's. Registrant was to also pay NationsRx California as a continuing license fee, a sum equal to two percent (2%) of the Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's, on an annual basis. The Board of the Registrant formally transferred control of the Registrant’s operations as a result of this transaction on July 1, 2003 and as of that day Mr. David Rykbos, a controlling shareholder of NationsRx California, became the President and a Director of the Registrant. On December 19, 2003, Mr. Rykbos resigned as President and Director.

Through this agreement the Registrant restructured itself to begin operating as a pharmaceutical healthcare services organization that provides a broad array of innovative pharmacy benefit related products and services to healthcare consumers, client organizations (health plans, self-insured employers, unions, government agencies and third-party administrators) and the pharmaceutical manufacturer industry. The Registrant differentiates itself from similar organizations by assuming a cooperative agent position rather than the traditional adversarial vendor role. The Registrant planned to pass its preferred pricing directly and seamlessly to its clients in exchange for a small management fee. As a result, the Registrant’s clients would have received the absolute lowest prices for all their drug products and achieve significant savings. Due to a mutual agreement between the parties, this Exclusive Licensing Agreement was later terminated.

During the reporting period, the Registrant entered into a Joint Marketing Agreement with I-trax Health Management Solutions, Inc., a Delaware corporation ("I-trax"), located at One Logan Square, Suite 2615, 130 N. 18th Street, Philadelphia, Pennsylvania 19103. I-trax enables a new generation of disease management through its unique personalized health management solutions, which reduce the cost of care while improving the health of populations. I-trax provides the only integrated, end-to-end health management solutions available today. Utilizing a common data platform, the Medicive® Medical Enterprise Data System, I-trax solutions enable true coordination of care through the utilization of shared records by all caregivers. These solutions have been tested and proven in real-world settings including Walter Reed Army Healthcare System, Office of Attending Physician, US Congress, the Pentagon, Aetna, MedCost, Alegent Health, Presbyterian Health Plan, CalOptima and Los Angeles County-USC Medical Center. I-trax is headquartered in Philadelphia, Pennsylvania and maintains its Care Communications Center in Omaha, Nebraska. More information is available at http://www.i-trax.com. The Joint Marketing Agreement with I-trax Health Management Solutions, Inc. has been terminated.

During the reporting period, the Registrant also entered into a Master Sales Associate Agreement with Medstrong International Corporation, a Delaware corporation, with its principal office located at 500 Silver Spur Road, Third Floor, Rancho Palos Verdes, California 90274. MedStrong International Corporation has developed a comprehensive database to store and transfer patient health information in a secure environment and the software necessary to transfer the information over the Internet allowing for data retrieval. In addition, MedStrong's offering addresses both the emergency and catastrophe segment of healthcare as well as daily, convenient use through the availability of health information anytime or place in the world. The Company's membership programs can be reviewed on their Web site at www.medstrong.com. MedStrong provides consumers the ability to store and have access to or authorize another individual to have access to his or her health information at any time from anywhere that has Internet access. MedStrong intends this service to provide a consumer with the benefit of having all of his or her health information in one place so that any attending emergency doctor may access the information when seconds count. This product will enhance the quality of patient care in doctors' offices and in emergency rooms across the country and allow doctors to obtain patient health information, when authorized, through the Internet. The Master Sales Associate Agreement with Medstrong International Corporation has been terminated.

During the reporting period, the Registrant also entered into a Master Sales Associate Agreement with Doctor$avings, Inc., a California Limited Liability Corporation, with its principal office located at 13905 San Sebastian Way, Poway, CA 92064. The Doctor$avings Healthcare Card provides individuals and families access to significant savings on a wide range of healthcare procedures and services. Users receive preferred savings of up to 60% off providers' normal rates. These savings were typically only available to large insurance companies.

Each enrolled member is provided with a convenient Doctor$avings Healthcare Card. The membership card can be used to access the ppo contracted rate with their network of physicians and facilities simply by presenting the membership card at the point of care. To access hospital savings and physician savings, in conjunction with a hospital procedure, pre-certification and guarantee of payment are required.

The Doctor$avings Healthcare Card can be used in addition to an existing insurance plan, providing savings on procedures insurance does not cover. The Doctor$avings Healthcare Card provides users without insurance drastic savings on traditional care such as doctor's office visits, prescriptions and dental care. The versatile benefit is customized to meet healthcare needs.  The Master Sales Associate Agreement with Doctor$avings, Inc. has been terminated.

Through the use of external Joint Marketing Agreements and Master Sales Associate Agreements, the registrant is attempting to maximize distribution channels for their core products and services while minimizing internal fixed costs of operation.

The Registrant tried to combine its clinical expertise, integrated data management platform, and therapeutic fulfillment capabilities to serve the pharmacy related needs of each of its customers and clients as identified by its associates and joint marketing partners. The Registrant’s core program included the design and management of customized pharmacy related services geared towards assisting clients and consumers effectively manage escalating prescription drug costs while optimizing clinical outcomes.

During the reporting period, the Registrant also entered into an exclusive licensing agreement with The Niseda Group, Inc. to market their portfolio of healthcare supply chain solutions. The portfolio was to be marketed by Nations Rx as NationsRx Advisors. However, this transaction was not consummated as a result of the termination by NationsRx, Inc., the California private Company, of their license agreement with the Company as a result of the Company’s non performance of certain terms of the license and the resignation of Mr. Rykbos as the President and Director.

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

Computer Device

The Registrant entered into a Closing/Common Stock Purchase Agreement dated December 31, 2002 between registrant, TerraStar Marketing Inc., and its sole shareholder, TerraStar Data Corp. to acquire all the issued and outstanding shares of TerraStar Marketing Inc. in exchange for 3,000,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights. Before this deal was finalized, this Closing/Common Stock Purchase Agreement was amended by a Revision/Licensing agreement dated April 15, 2003 which provided that the Closing/Common Stock Purchase Agreement would be amended so that the Registrant would acquire only the exclusive license to market the Computer Device technology in the Pharmaceutical sub-vertical market and a non-exclusive license to market the Computer Device technology in all other medical markets. The obligation of the Registrant to fund the ongoing development of the technology by TerraStar Data Corp. was also amended to reduce the $3,000,000 obligation to $150,000 or 150,000 Class A Convertible Preferred shares. The consideration payable was also amended from 3,000,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights to TerraStar Data Corp to 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights to TerraStar Marketing Inc.

TerraStar Marketing Inc., a Nevada corporation, owned the exclusive license to market a task specific hardware/Open Source Software based computer that requires no special configuration or software installation (herein the "Computer Device"), which it acquired from TerraStar Data Inc. (a Nevada Company). The Computer Device was designed, built and developed by TerraStar Data Inc. The Computer Device has been designed to provide computer users in specialty markets with a versatile, secure and re-configurable alternative to the standardized PC. The Device’s constantly upgraded "software and applications package" includes an extensive suite of popular software applications pre-loaded in an all in one PC device. The existing software applications of the Computer Devices have now been integrated with the supporting Internet based portal and demonstration services suites and are now operational. The Internet based portal and services suites are designed to be custom configured for each market as determined by the requirements of the marketing license holder and its clients. Development on the Computer Device production prototypes in either a PC or a laptop configuration is complete and TerraStar Marketing Inc. will provide beta units in limited quantities to customers of its marketing license holders when financing becomes available. Subsequently, Terrastar agreed with the Registrant and NationsRx, Inc. (California) that it would transfer its 1,500,000 shares to NationsRx, Inc. (California) and that TerraStar Marketing would retain all rights to the technology and the Registrant would have no further rights to the technology and would be forgiven any and all payments due under the previous license agreement.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. As of July 1, 2003, Mr. David Rykbos was appointed President and Director. Since that date and until his resignation on December 19, 2003, Mr. Rykbos had filled all the operational corporate positions and has negotiated agreements with partners and associates to assist in implementing the NationsRx Pharmacy Benefit Management operational strategy. Since that date, the Company has been attempting to negotiate sales agreements for the prescription benefit card and to acquire new and related businesses. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited targeted marketing efforts related to the new prescription benefit card business model. Management has also decided not to hire a direct sales force and has instead chosen to work with organizations that can provide a sales force to the registrant without an ongoing cash outlay. Management believes that cash flow from operations related to the new business model, which is projected to grow substantially in the next quarter, will be sufficient to allow the Registrant to continue in business in 2004 and beyond if the Company is able to secure additional financing.

Research and Development

The Company incurred research and development expenditures of approximately $60,000 in the fiscal years ended December 31, 2003 and 2002 combined.

Government Regulation

Currently, the Company is not aware of any existing or pending governmental regulation that will have a material impact on the operations of the Company.

Additional Information

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. Our headquarters are located at 27 Oakmont Drive, Rancho Mirage, California 92270. Our phone number at that address is (760) 328-8988.

Business Risks

Only Limited Prior Operations

The Company has only limited operations. The Company's principal activities to date have been limited to production of one film and its operations throughout the year as a Prescription Benefit Management organization and now prescription benefit card sales organization. The Company has a limited record of any revenue-producing operations in any of its activities. At this time, there is no basis for the assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

Need for Additional Financing May Effect Operations

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

Substantial Competition

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

Other External Factors May Affect Viability of Company

There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. Our business will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy including the rate of inflation, and local economic conditions. These factors which leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Success of Company is Dependent on Management

The Company's success is dependent upon the hiring and retention of key personnel. None of the officers or directors have any employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

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

Conflicts of Interest May effect Independence of Officers and Directors

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors. Notwithstanding this fact, management will have to devote time to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be resolved.

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

Limitations on the Ability and Indemnification of Directors and Officers May Result in Expenditures by the Company

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

No Cumulative Voting

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

No Assurance of Continued Public Trading Market; Risk of Low-priced Securities

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

Effects on Failure to Maintain Market Makers

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

ITEM 3.    LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, or to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company with the exception of the following:
  The Company and some of its former and current officers have been named as defendants in a civil lawsuit, in which a former consultant to the Company is seeking general and compensatory damages in excess of $1,000,000. The former consultant alleges that the Company failed to pay his fees and reimburse him for his out-of-pocket expenses while working for the Company. The Company is vigorously defending this suit and believes it to be without merit. The lawsuit has been ordered to mediation with the mediation to be completed by July 5, 2004 .
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
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

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

Date	Closing Price	Closing Bid
	High Low	High Low
2003
Jan 2 thru March 29	.17 .02	.16 .01
Apr 1 thru June 30	.18 .08	.16 .06
July 1 thru Sept 30	.85 .10	.75 .08
Oct 1 thru Dec 31	.60 .10	.55 .08

As of June 1, 2004, the Company had approximately 85 stockholders of record (not including shares held by brokers or in street name) of the 21,354,321 shares outstanding. The Company has never declared or paid dividends on its Common Stock.

The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on the Company’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

As of June 1, 2004, the Company had 2 shareholders of its Preferred Stock and 3,000,000 shares of Preferred Stock issued and outstanding.

Penny Stock

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Sales of Unregistered Shares

During the fiscal year ended December 31, 2003, the Company sold securities that were not registered under the Securities Act of 1933 and those transactions are as follows:

In April 2003, the Company issued 1,500,000 shares of preferred stock to acquire an exclusive business license from NationsRx, Inc. in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

In April 2003, the Company issued 1,500,000 shares of preferred stock to acquire an exclusive business license from Terrastar Marketing Inc. in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

From July 2003 to August 2003, the Company sold 2,000,000 shares of common stock for net proceeds of $240,000 to 17 purchasers, in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

None of the transactions involved any underwriters or underwriting discounts or commissions. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the

Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Business Strategy

The overall strategic plan for the Company was to generate sufficient profits from its operations as a pharmaceutical healthcare services organization providing a broad array of innovative pharmacy benefit related products and services. As a result of the termination of the Company’s exclusive license to these products and the limited marketing license for prescription benefit cards remaining, the Company has been looking for new related products as well as seeking ways to market the new card based products. Until such time as the Company receives new financing, the Company will not be expending further funds to expand its operations and will instead focus upon generating revenue from the prescription benefit cards and securing a new business or direction for the Company.

Twelve Month Plan of Operation

For the period from the Registrant’s inception through the period reported by this Form 10-KSB, there have been limited. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the distribution of the movie, Ancient Warriors and the sale of an array of pharmacy benefit products and services. The Registrant has terminated all distribution agreements pharmacy products in order to concentrate its efforts on generating revenue from sales of pharmacy benefit cards and in securing a new business or enterprise for the Company. There is no assurance that the Registrant will be successful in addressing these needs.

General and Administrative Expenses

General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to decrease as it limits its activities to promoting and marketing its pharmacy benefit cards and seeking to secure a new business or direction for the Company. General and administrative expenses totaled $1,383,156 for the fiscal year ended December 31, 2003, as compared to $405,431.00 for the fiscal year ended December 31, 2002. This increase was due to the addition of unpaid salaries for senior management and consultants and costs associated with the marketing and sales of pharmacy benefit products.

Net Loss

The Company incurred a net loss of $3,739,563 for the fiscal year ended December 31, 2003, as compared to net loss of $4,168,432 in the fiscal year ended December 31, 2002.

Liquidity and Capital Resources

The Company’s current liabilities exceed its current assets by a total of $966,292 for the fiscal year ended December 31, 2003. Additionally, approximately $75,560 of the Company’s accounts payable is currently past due. As of December 31, 2003, the Company had an accumulated deficit of $9,720,217. This raises substantial doubt about the Company’s ability to continue as a going concern.

Film and marketing license costs represented a major component of the Registrant’s former assets. The Registrant has been unable to generate any significant revenue from its film assets and marketing licenses and has treated them as impaired in the financial statements resulting in one-time charges of $3,425,735 and $2,340,000 respectively.

The Registrant has entered into an agreement with its noteholders whereby they forgave the $3,709,575 currently owing to them by the Company. Pursuant to an agreement dated Dec 30, 2002 (see exhibit 10.3), the Company’s rights to the film were transferred to Eclipse Releasing and the investors in the film agreed to forgive the Company’s obligations to them under their notes and received Preferred shares in Eclipse Releasing. The Preferred shares in Eclipse Releasing allow the investors to receive all proceeds from the film, less expenses, until their preferred shares are fully redeemed.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1,000,000 in additional funds during the next 12 months through a private placement. These monies will be used for pharmacy benefit card sales and general operating expenses. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements, financial statement schedules and supplementary date are included:

            F-2       Independent Auditor’s Report

Audited Financial Statements:

            F-3       Consolidated Balance Sheet – December 31, 2003

            F-4       Consolidated Statements of Operations - Years Ended December 31, 2002 and December 31, 2003

            F-5       Consolidated Statements of Cash Flows - Years Ended December 31, 2002 and December 31, 2003

            F-6       Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss - Years Ended December 31, 2002 and December 31,
                         2003

            F-7       Notes to Consolidated Financial Statements

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

NATIONS RX. INC
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statements of shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-in During the
Shares Amount Shares Amount Capital Development Stage

Balance as of January 27, 1997
(Date of inception)	$ -	$ -	-	$ -	$ -

Stock issued for cash	-	3,250,000	3,250	404,030		-

Net loss for the year ended
December 31, 1997	-	-	-	-		-70,062

Balance as of December 31,
1997	-	3,250,000	3,250	404,030		-70,062

Stock issued for cash	-	215,000	215	325,407		-

Contributed capital related to
compensation	-	-	-	25,000		-

Net loss for the year ended
December 31, 1998	-	-	-	-		-293,786

Balance as of December 31,
1998	$ -	3,465,000	$ 3,465	$754,437		($363,848)

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
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements (Continued)
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

The accompanying notes are an integral part of these financial statements.

NATIONS RX, INC.
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements (Continued)
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

The accompanying notes are an integral part of these financial statements.

NATIONS RX, INC.
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements (Continued)
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
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements (Continued)
December 31, 2003 and 2002

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  k.   Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

2003

Book income	$(1,458,390)
Stock for services	58,500
Accrued expenses	179,490
Gain on debt	(47,500)
Loss on rights	912,600
Meals & Entertainment	3,035
Valuation allowance	351,965
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
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements (Continued)
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

NATIONS RX, INC.
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements (Continued)
December 31, 2003 and 2002

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

NATIONS RX, INC.
(formerly Eclipse Entertainment Group, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements (Continued)
December 31, 2003 and 2002

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In a Current Report on Form 8-K filed on April 16, 2003, the Company disclosed that it dismissed its former auditor, Bradford & Company L.L.C. On April 10, 2003, the Company engaged Beckstead and Watts, L.L.P. as its new auditor. The decision to change auditors was approved by the Company’s board of directors. The Company did not have any disagreements with its former auditor, Bradford & Company L.L.C., on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

In a Current Report on Form 8-K filed on January 9, 2004, the Company disclosed that Beckstead and Watts, L.L.P. resigned as its auditor. On December 19, 2003, the Company engaged HJ & Associates, L.L.C. as its new auditor. The decision to change auditors was approved by the Company’s board of directors. The Company did not have any disagreements with its former auditor, Beckstead and Watts, L.L.P., on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Mr. Frank Mashburn, and the Company’s Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

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

Name	Age	Position	Dates Served
Frank C. Mashburn	59	President and Director	From Dec 2003 to Date
Gary Campbell	46	CEO & Director	From Dec 2003 to Date
Stewart Irvine	44	Vice President and Director	From Dec 2003 to Date
Karl Hanz	54	CFO and Director	From Dec 2003 to Date
Albert Cook	68	Director	From Dec 2003 to Date
William Philip Blase	52	Director	From Dec 2003 to Date
Brent Nelson	40	Director	From January 1997 to Date

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

Karl J. Harz, B. Sc. (Marketing), MBA, Director, CFO

Mr. Harz has an extensive background in both sales and finance including, Personal Financial Planning, Conventional and Private Real Estate Funding, Personal Property Broker/Lender. Mr. Harz has previously been instrumental in the development and management of several major corporations including Pension Home Loan Corporation, Hard Money Real Estate, and Province Service Corporation. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Hotel properties, Trust Deed investments, Limited Partnership interests, and Security products. Mr. Harz holds numerous industry licenses including, California Real Estate Broker, and Series 22 and 63 License/NASD Registered Representative. Mr. Harz attended Fairleigh Dickinson University in Teaneck, N.J., and graduated with a Bachelor Science in Marketing and a Masters in Business Administration and as well has been active in all aspects of sports and fitness.

Albert Cook BA, MD, Director

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

William Philip Blase, MD, M..Sc.., FACS, Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

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

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Frank Mashburn, Director, President	0	0	0
Gary Campbell, Director and CEO	0	0	0
Stewart Irvine, Director, Executive V.P.	0	0	0
Karl J. Harz, Director, CFO	0	0	0
Albert Cook, Director	0	0	0
William Philip Blase, Director	0	0	0
Brent Nelson, Director	0	0	0

Code of Ethics Disclosure Compliance

As of December 31, 2003, the Company has not adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2003, the Company has begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company for the last three years:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Gary Campbell	CEO	2003 2002 2001	120,000 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Stewart Irvine	Executive Vice President	2003 2002 2001	90,000 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of June 1, 2004 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Brent Nelson 10900 N. E. 8th Street Bellevue, WA 98004	2,971,270 (2)	13.9%
Common	Francesco Columbu 2265A Westwood Blvd. Los Angeles, California 90064	1,253,750	5.9%
Grand Total		21,354,321	19.8%
Total of all directors and executive officers (7 persons)		0	0%

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them
(2) This figure includes the 2,605,520 shares owned by Northwest Capital Partners, L.L.C., 10900 N.E. 8th Street, Bellevue, Washington 98004, since Mr. Nelson is the managing director of this firm.

The following table sets forth certain information as of June 1, 2004 with respect to the beneficial ownership of preferred stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding preferred stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Preferred	Kapoor Children’s 1992 Trust 225 E. Deerpath, Suite 250 Lake Forest, Illinois 60045	83,334	2.8%
Preferred	Nations Rx, Inc. David Rykbos 23905 Clinton, Suite 114-210 Wildomar, California 92595	2,916,666	97.2%
Grand Total		3,000,000	100.0%
Total of all directors and executive officers (7 persons)		0	0%

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

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.Exhibits

Exhibit Number	Description
3.2	Certificate of Amendment to Articles of Incorporation, dated April 22, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)
4.5	Certificate of Designation, dated June 30, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)
10.1
  Amended and Restated Joint Marketing Agreement between the Registrant and I-trax Health Management Solutions Inc. dated July
  28th, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)

10.2	Master Sales Associate Agreement between the Registrant and Medstrong International Developments dated June 6th, 2003. (incorporated by reference to the Form 10-QSB filed on

November 24th, 2003)
10.3	Master Sales Associate Agreement between the Registrant and DoctorSavings Inc. dated June 25th, 2003. (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)
10.4	Exclusive Supply Chain Solutions License Agreement between the Registrant and The Niseda Group, Inc., dated August 29, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

On January 9, 2004, the Company filed a Current Report on Form 8-K to disclose that Beckstead and Watts, LLP resigned as the Company’s principal accountant and they engaged HJ & Associates, LLC to act as their new principal accountants. This current report also disclosed the appointment and resignation of various officers and directors of the Company. This Current Report on Form 8-K was subsequently amended on February 10, 2004.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2002 and 2003 were $7,500 and approximately $9,750 respectively.

Audit-Related Fees

The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2002 and 2003.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATIONS Rx, INC.

                            /s/ Frank Mashburn
                            By: Frank Mashburn President/Director
                            Date: June 2, 2004

                            /s/ Karl Harz
                            By: Karl Harz CFO/Director
                            Date: June 2, 2004

