Form 10QSB
period 2004-03-31
NATIONSRX INC
filed 2004-06-18
CIK 1040839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                        For the quarterly period ended March 31, 2004

[ ]         TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                                                                                     For the transition period from __________ to __________

                                     Commission File Number 000-28219

NATIONS RX, INC.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                                                                                                                 92-1766849
(State or other jurisdiction of incorporation)                                                                                (IRS Employer Identification No.)

27 Oakmont Drive
Rancho Mirage, California 92270
(Address of principal executive offices)

760-831-0715
(Issuer's telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

21,354,321 shares of common stock as of March 31, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

                                                                                                                                                                                          Page
PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS                                                                                                                                3
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                        14
ITEM 3: CONTROLS AND PROCEDURES                                                                                                                    17

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS                                                                                                                                     19
ITEM 2: CHANGES IN SECURITIES                                                                                                                               19
ITEM 3: DEFAULTS UPON SENIOR SECURITIES                                                                                                        19
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                           19
ITEM 5: OTHER INFORMATION                                                                                                                                     19
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                                                                                       19

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

(a)      Balance Sheets as of March 31, 2004 (unaudited), and December 31, 2003;
(b)     Statements of Operations three months ended March 31, 2004, and March 31, 2003;
(c)     Statement of Stockholders’ Equity (Deficit) (unaudited);
(d)     Statement of Cash Flow – three months ended March 31, 2004 and March 31, 2003 (unaudited);
(e)     Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the results that can be expected for the full year.

NATIONS RX, INC
(formerly Eclipse Entertainment Group, Inc.)
(Development Stage Company)
Balance Sheet

ASSETS
MARCH 31, DECEMBER 31,
2004 2003
(Unaudited)

CURRENT ASSETS

Cash	$515	$125

Total Current Assets	515	125

TOTAL ASSETS	$515	$125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$60,838	$20,538
Due to related parties (Note 3)	532,787	469,318
Due to Shareholders	75,000	-
Accrued expenses	556,561	476,561

Total Liabilities	1,225,186	966,417

STOCKHOLDERS' (DEFICIT)

Preferred stock, Series, A $.001 par value, 10,000,000 shares
authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Common stock; $.001 par value, 500,000,000 shares
authorized, 21,354,321 shares issued and outstanding	21,354	21,354
Additional paid-in capital	8,729,571	8,729,571
Deficit accumulated during the development stage	(9,978,596)	(9,720,217)

Total Stockholders' Equity (Deficit)	(1,224,671)	(966,292)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY
(DEFICIT)	$515	$125

The accompanying notes are an integral part of these financial statements

NATIONS RX, INC
(formerly Eclipse Entertainment Group, Inc. )
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

From
Inception on
January 27,
For the Three Months Ended 1997 Through
March 31, March 31,
2004 2003 2004

REVENUES	$-	$-	$2,573

OPERATING EXPENSES

General and administrative expense	258,379	140,662	3,217,516
Marketing rights	-	-	2,340,000
Impairment on capitalized film costs	-	-	3,779,198

Total Operating Expenses	258,379	140,662	9,336,714

LOSS FROM OPERATIONS	(258,379)	(140,662)	(9,334,141)

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	-	-	121,789
Loss on extinguishment of debt	-	-	(154,000)
Interest income	-	-	(612,244)

Total Other Income (Expense)	-	-	(644,455)

LOSS BEFORE INCOME TAX	(258,379)	(140,662)	(9,978,596)

Income tax	-	-	-

NET LOSS	$(258,379)	$(140,662)	$(9,978,596)

BASIC LOSS PER SHARE	$(0.01)	$(0)

WEIGHTED AVERAGE SHARES
OUTSTANDING	21,354,321	19,354,321

The accompanying notes are an integral part of these financial statements

NATIONS RX. INC
(formerly Eclipse Entertinment Group, Inc)
(A DEVELOPMENT STAGE COMPANY)
Statements of Shareholders' Equity (Deficit)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-in During the
Shares Amount Shares Amount Capital Development
Stage

Balance as of January 27, 1997 (Date of inception)	-	$-	-	$-	$-	$-

Stock issued for cash	-	-	3,250,000	3,250	404,030	-

Net loss for the year ended December 31, 1997	-	-	-	-	-	(70,062)

Balance as of December 31, 1997	-	-	3,250,000	3,250	404,030	(70,062)

Stock issued for cash	-	-	215,000	215	325,407	-

Contributed capital related to Compensation	-	-	-	-	25,000	-

Net loss for the year ended December 31, 1998	-	-	-	-	-	(293,896)

Balance as of December 31, 1998	-	$-	3,465,000	$3,465	$754,437	$(363,848)

The accompanying notes are an integral part of these financial statements

NATIONS RX, INC.
(formerly Eclipse Entertainment Group, Inc. )
(A DEVELOPMENT STAGE COMPANY)
Statements of Shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-In During the
Shares Amount Shares Amount Capital Development
Stage

Balance Forward	-	$-	3,465,000	$3,465	$754,437	$(363,848)

Stock issued for cash	-	-	6,174,125	6,174	109,251	-

Stock issued for services	-	-	71,495	71	41,431	-

Stock issued in satisfaction of a
$486,514 notes payable
(including accrued interest of
$44,229)	-	-	2,305,520	2,306	484,209	-

Contributed capital related to
compensation	-	-	-	-	25,000	-

Net (loss) for the year ended
December 31, 1999	-	-	-	-	-	(211,425)

Balance at December 31, 1999	-	-	12,016,140	12,016	1,414,328	(575,273)

Stock issued for cash	-	-	700,000	700	209,300	-

Stock issued for services	-	-	42,501	42	12,708	-

Net loss for the year ended
December 31, 2000	-	-	-	-	-	(148,1480

Balance as of December 31, 2000	-	$-	12,758,641	$12,758	$1,636,336	$(723,421)

The accompanying notes are an integral part of these financial statements

NATIONS RX, INC
(formerly Eclipse Entertainment Group, Inc)
(A DEVELOPMENT STAGE COMPANY)
Statements of Shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-in During the
Shares Amount Shares Amount Capital Development Stage

Balance forward	-	$-	12,758,641	$12,758	$1,636,336	$(723,421)

Stock issued for services	-	-	446,180	446	171,809	-

Stock issued for cash	-	-	167,000	167	49,833	-

Deemed interest expense related to conversion features of note payable	-	-	-	-	41,700	-

Stock issued for interest	-	-	600,000	600	71,400	-

Net loss for the year ended December 31, 2001	-	-	-	-	-	(1,088,801)

Balance, December 31, 2001	-	-	13,971,821	$13,971	$1,971,078	$(1,821,222)

Shares issued for interest and default penalties on debt	-	-	837,500	838	32,663	-

Shares issued for services	-	-	3,545,000	3,545	138,255	-

Net loss for the year ended December 31, 2002	-	-	-	-	-	(4,168,432)

Balance, December 31, 2002	-	$-	18,354,321	$18,354	$2,141,996	$(5,980,654)

The accompanying notes are an integral part of these financial statements

NATIONS RX, INC
(formerly Eclipse Entertainment Group, Inc)
(DEVELOPMENT STAGE COMPANY)
Statements of Shareholders' Equity (Deficit) (Continued)

Deficit
Additional Accumulated
Preferred Stock Common Stock Paid-in During the
Shares Amount Shares Amount Capital Development Stage

Balance forward	-	$-	18,354,321	$18,354	$2,141,996	$(5,980,654)

Preferred shares issued for Marketing rightts	3,000,000	3,000	-	-	2,337,000	-

Shares canceled	-	-	(500,000)	(500)	$500	-

Shares issued for debt	-	-	733,334	733	241,267	-

Shares issued for services	-	-	1,500,000	1,500	148,500	-

Shares issued for cash at $0.12 per share	-	-	1,266,666	1,267	150,733	-

Spin off of minority interest	-	-	-	-	3,709,575	-

Net loss for the year ended December 31, 2003	-	-	-	-	-	(3,739,563)

Balance, December 31, 2003	3,000,000	3,000	$21,354,321	$21,354	$8,729,571	$(9,720,217)

Net loss for the year period ended March 31, 2004 (unaudited)	-	-	-	-	-	(258,379)

Balance, March 31, 2004	$3,000,000	$3,000	$21,354,321	$21,354	$8,729,571	$(9,978,596)

The accompanying notes are an integral part of these financial statements

NATIONS RX. INC.
(formerly Eclipse Entertainment Group, Inc. )
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

From
Inception on
For the three months ended January 27 1997
March 31, to March 31,
2004 2003 2004
CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(258,379)	$(140,662)	$(9,978,596)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation and amortization	-	-	51,758
Common stock issued for services
and expenses	-	52,503	518,307
Gain on extinguishment of debt	-	-	(136,819)
Loss on extinguishment of debt	-	-	154,000
Preferred stock issued for marketing
rights	-	-	2,340,000
Contributed services	-	-	50,000
Shares issued for interest	-	-	149,730
Impairment on capitalization film
costs	-	-	3,779,198
Changes in assets and liabilities
Increase in film costs	-	-	(3,779,198)
Increase in intangible assets	-	-	(49,562)
Decrease in deposits	-	-	-
Increase (decrease) in accounts
payable and accrued liabilities	120,300	54,272	842,217

Net Cash Used by Operating
Activities	(138,079)	(33,887)	$6,058,965

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-		(2,196)

Net Cash Flows Used
by Investing Activities	$-	$-	$(2,196)

The accompanying notes are an integral part of these financial statements

NATIONS RX, INC
(formerly Eclipse Entertainment Group, Inc)
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

From
Inception on
For the three months ended January 27 1997
March 31, to March 31,
2004 2003 2004

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in due to related parties	63,469	$-	2,871,474
Net increase in due to shareholders	75,000	-	75,000
Proceeds from sale of common stock	-	-	152,000
Proceeds from notes payable	-	-	1,768,945
Proceeds from notes payable	-	-	1,194,257

Net Cash Provided by Financing
Activities	138,469	783,944	6,061,676

Net Increase (decrease) in cash	390	$(33,887)	$515

CASH BEGINNING OF PERIOD	125	36,991	-

CASH END OF PERIOD	$515	$3,104	$515

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Common stock issued in satisfaction
of promissory note	$-	$-	$(442,286)
Deemed interest converted into
additional paid-in capital related
to note payable	$-	$-	$(41,700)
Conversion of due to related party
and notes payable into preferred
shares in consolidated entity	$-	$-	$(3,709,575)
Common stock issued in
satisfaction of accounts payable	$-	$-	$-
Common stock issued for services	$-	$-	518,307

The accompanying notes are an integral part of these financial statements

NATIONS RX, INC.
(formerly Eclipse Entertainment Group, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2004 and December 31, 2003

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -   GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. The Company will also seek additional sources of capital through the issuance of debt or equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   RELATED PARTY TRANSACTIONS

                  As of March 31, 2004, the Company owed $532,787 for expenses paid on behalf of the Company

NOTE 4 -   CONSULTING AGREEMENT

In August 2002, the Company entered into a consulting agreement with an individual to assist it in strategic corporate planning and identifying new business opportunities in consideration of 1,500,000 shares of the Company’s common stock totaling $67,500 based on the fair market value of the services rendered. The stated shares were issued in January 2003. In February 2003 the Company entered into a similar agreement with the same individual. This agreement provides for 2,400,000 shares to be issued for twelve months of service. The shares have not yet been issued. The Company has accrued $541,000 for these unissued shares based on their fair market value.

NOTE 5 -   COMMITMENTS AND CONTINGENT LIABILITIES

The Company and some of its former and current officers have been named as defendants in a civil lawsuit, in which a former consultant to the Company is seeking general and compensatory damages in excess of $1,000,000. The former consultant alleges that the Company failed to pay his fees and reimburse him for his out-of-pocket expenses while working for the Company. The Company is vigorously defending this suit and believes it to be without merit. The lawsuit has been ordered to mediation with the mediation to be completed by July 26, 2004.

The Company was named in a lawsuit for non payment of attorney’s fees. The Plaintiff in the suit has obtained a judgment against the Company in the amount of $15,561. This amount includes the original fees, plus attorney’s fee for the suit, costs, and interests.

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

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

During the fiscal year ended December 31, 2003 the Registrant entered into several Joint Marketing Agreements and Master Sales Associate Agreements in an attempt to maximize distribution channels for their core products and services while minimizing internal fixed costs of operation. Several of these agreements have since been terminated. The Company continues to market a self activating pharmacy benefit card provided under a Sales Associate Agreement with

NationsRx Inc. (California) which allows the holders to instantly achieve significant savings on all their prescriptions at over 55,000 member pharmacies. The pharmacy card allows insured and non insured consumers to achieve significant savings on their prescriptions instantly and manage escalating prescription drug costs.

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

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. During the reporting period, the Company has been attempting to negotiate sales agreements for the prescription benefit card and to acquire new and related businesses. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited targeted marketing efforts related to the new prescription benefit card business model. Management has also decided not to hire a direct sales force and has instead chosen to work with organizations that can provide a sales force to the registrant without an ongoing cash outlay. Management believes that cash flow from operations related to the new business model, which is projected to grow substantially when financing is received, will be sufficient to allow the Registrant to continue in business in 2004 and beyond if the Company is able to secure additional financing.

The Registrant incurred a net loss of approximately $258,379 for the three months ended March 31, 2004. The Registrant’s total liabilities exceed its total assets by approximately $1,224,671 as of March 31, 2004. These factors create doubt about the Registrant’s ability to continue as a going concern without additional financing. The Registrant’s management has been operating the new business ventures as described above. There is no assurance that the new business ventures or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Plan of Operations

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended March 31, 2004 or March 31, 2003. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with outside sales. The Registrant will, as described above, attempt to implement operations described above to participate in the pharmaceutical benefit card sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

The Registrant has only limited operations with its self activating pharmacy benefit card ventures. The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the self activating pharmacy benefit card sector.

General and administrative expenses

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its self activating pharmacy benefit card

General and administrative expenses totaled $258,379 for the three months ending March 31, 2004, compared to $140,662 for the three months ending March 31, 2003. This increase was due to an increase in organization and marketing costs associated with the movement into the self activating pharmacy benefit card business

Net Loss

The Registrant incurred a net loss of $258,379 for the three months ending March 31, 2004, compared to net loss of $140,662 in the three months ending March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, the Registrant’s sole asset consisted of cash. As of March 31, 2004, the Registrant has cash in the amount of $515, compared to cash in the amount of $125 on December 31, 2003. The Registrant has total liabilities in the amount of $1,225,186 as of March 31, 2004, compared to $966,417 as of December 31, 2003.

As of March 31, 2004, the Registrant had a working capital deficit of $1,224,671 and an adjusted accumulated deficit of $9,978,596. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

Current funds available to the Registrant are adequate for it to be competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $1,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Mr. Frank Mashburn, and the Company’s Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

There has been no material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

Item 2.        Changes in Securities

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)Reports on Form 8-K

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            NATIONS Rx, INC.

                                                                                                                            /s/ Frank Mashburn
                                                                                                                            By: Frank Mashburn President/Director
                                                                                                                            Date: June 17, 2004

                                                                                                                             /s/ Karl Harz
                                                                                                                             By: Karl Harz CFO/Director
                                                                                                                             Date: June 17, 2004

