Form 10QSB
period 2004-06-30
NATIONSRX INC
filed 2004-09-28
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2004
                                                                  -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities EXCHANGE ACT of 1934

             For the transition period from __________ to __________

                        Commission File Number 000-28219
                                               ---------

                                NATIONS RX, INC.
         ----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

                  NEVADA                                   92-1766849
--------------------------------------------    --------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                                27 Oakmont Drive
                         Rancho Mirage, California 92270
                         -------------------------------
                    (Address of principal executive offices)

                                  760-831-0715
                           --------------------------
                           (Issuer's telephone number)

        -----------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)


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

21,354,321 shares of common stock as of June 30, 2004
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS.................................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14
ITEM 3:  CONTROLS AND PROCEDURES.............................................17

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS...................................................19
ITEM 2:  CHANGES IN SECURITIES...............................................19
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................19
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................19
ITEM 5:  OTHER INFORMATION...................................................19
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...................................19

                         PART I - FINANCIAL INFORMATION

Item 1............Financial Statements.

                                NATIONS RX, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                  ------------

                                NATIONS RX, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                    ASSETS                       June 30,         December 31,
                                                   ------
                                                                                   2004               2003
                                                                                   ----               ----
Current
   Cash                                                                      $       105,311     $           125
   Prepaid expenses                                                                  200,400                   -
                                                                                ------------          ----------
                                                                             $       305,711     $           125
                                                                                ============          ==========

                                                   LIABILITIES
                                                   -----------
Current
   Accrued liabilities                                                       $       620,010     $       476,561
   Accounts payable                                                                   98,077              20,538
   Due to related parties                                                            642,286             469,318
   Due to shareholders                                                                86,458                   -
                                                                                ------------          ----------
                                                                                   1,446,831             966,417
                                                                                ------------          ----------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Preferred stock, Series A $0.001 par value
     10,000,000 shares authorized, 3,000,000 outstanding                               3,000               3,000
Common stock, $0.001 par value
    500,000,000 shares authorized
     21,354,321  shares issued (December 31, 2003:  21,354,321)                       21,354              21,354
Additional paid in capital                                                         8,729,571           8,729,571
Stock to be issued - Note 5                                                          377,400                   -
Deficit accumulated during the development stage                              (   10,272,445)       (  9,720,217)
                                                                                ------------          -----------
                                                                              (    1,141,120)       (    966,292)
                                                                                ------------          -----------
                                                                             $       305,711     $           125
                                                                                ============          ===========


                             SEE ACCOMPANYING NOTES

                                NATIONS RX, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2004 and 2003
    and for the period January 27, 1997 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                           January 27, 1997
                                                                                                               (Date of
                                              Three months ended                 Six months ended            Inception) to
                                                   June 30,                          June 30,                  June 30,
                                            2004             2003             2004             2003              2004
                                            ----             ----             ----             ----              ----
Revenue                                 $           -  $             -    $           -   $           -    $         2,573
                                            ---------         --------         --------        --------          ---------
Expenses
   General and administrative expenses
                                              293,849          169,351          552,228         310,013          3,511,365
   Marketing rights                                 -                -                -               -          2,340,000
   Impairment on capitalized film
    costs                                           -                -                -               -          3,779,198
                                           ----------         --------         --------        ---------         ---------
                                          (   293,849)    (    169,351)     (   552,228)    (   310,013)     (   9,630,563)
                                           ----------         --------         ---------       ---------         ---------
Loss before other items                   (   293,849)    (    169,351)     (   552,228)    (   310,013)     (   9,627,990)
Other items:
   Gain on extinguishment of debt
                                                    -                -                -               -            121,789
   Loss on extinguishment of debt
                                                    -                -                -               -      (     154,000)
   Interest expense                                 -                -                -               -      (     612,244)
                                           ----------        ---------         ---------       ---------          ---------
Net loss for the period                 $ (   293,849)  $ (   169,351)    $ (   552,228)  $ (   310,013)   $ (  10,272,445)
                                           ==========        =========         =========       =========          =========
Basic loss per share                    $ (     0.01)   $ (      0.01)    $ (      0.03)  $ (      0.02)
                                           ==========        =========         =========       =========
Weighted average number of  shares
outstanding                                21,384,321      19,354,321        21,384,321      19,354,321
                                           ==========        =========         =========       =========

                             SEE ACCOMPANYING NOTES

                                NATIONS RX, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2004 and 2003,
    and for the period January 27, 1997 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                        January 27, 1997
                                                                        Six months ended              (Date of Inception)
                                                                            June 30,                      to June 30,
                                                                    2004                2003                  2004
                                                                    ----                ----                  ----
Cash Flows from Operating Activities
   Net loss for the period                                  $  (      552,228)   $  (      310,013)  $  (   10,272,445)
   Adjustments to reconcile net loss to:
    Depreciation and amortization                                           -                    -              51,758
    Common stock issued for services and expenses                      49,200               52,503             567,507
    Gain on extinguishment of debt                                          -                    -      (      136,819)
    Loss on extinguishment of debt                                          -                    -             154,000
    Preferred stock issued for marketing rights                             -                3,000           2,340,000
    Contributed services                                                    -                    -              50,000
    Shares issued for interest                                              -                    -             149,730
    Impairment on capitalization film costs                                 -                    -           3,779,198
   Changes in non-cash working capital balances:
    Accounts payable and accrued liabilities                          220,988              282,471             942,905
                                                                  -----------         ------------          -----------
Net cash provided (used) by Operating Activities               (      282,040)              27,961      (    2,374,166)
                                                                  -----------         ------------          -----------
Cash Flows from Investing Activities
   Increase in film costs                                                   -                    -      (    3,779,198)
   Increase in intangible assets                                            -        (       3,000)     (       49,562)
   Purchase of fixed assets                                                 -                    -      (        2,196)
   Net cash used in Investing Activities                          -----------         ------------          -----------
                                                                            -        (       3,000)     (    3,830,956)
                                                                  -----------         ------------          -----------
Cash Flows from Financing Activities
   Increase (decrease) in due to related parties                      172,968        (      61,952)          2,980,973
   Increase in due to shareholders                                     86,458                    -              86,458
   Proceeds from sale of common stock                                       -                    -           1,382,582
   Proceeds from stock to be issued                                   127,800                    -             127,800
   Proceeds from notes payable                                              -                    -           1,732,620
                                                                 ------------         ------------          -----------
Net cash provided (used in) by Financing Activities                   387,226        (      61,952)          6,310,433
                                                                 ------------         ------------          -----------

                                                                    .../cont'd.

                             SEE ACCOMPANYING NOTES

                                                                       Continued

                                NATIONS RX, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2004 and 2003,
    and for the period January 27, 1997 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Net increase (decrease) in cash during the period                     105,186       (       36,991)            105,311

Cash, beginning of the period                                             125               36,991                   -
                                                                  -----------          -----------         -----------
Cash, end of the period                                     $         105,311    $               -   $         105,311
                                                                  ===========          ===========         ===========
Supplemental disclosure of cash flow information:
Cash paid for:
     Interest                                               $               -    $               -   $               -
                                                                  ===========          ===========         ===========
     Income taxes                                           $               -    $               -   $               -
                                                                  ===========          ===========         ===========
Non-cash Transactions:
   Common stock issued in satisfaction
    of promissory note                                      $               -    $               -   $         442,286
   Deemed interest converted into additional
    paid-in capital related to note payable                 $               -    $               -   $          41,700
   Conversion of due to related party and notes
    payable into preferred shares in consolidated entity
                                                            $               -    $               -   $       3,709,575
   Common stock issued in satisfaction of
    accounts payable                                        $               -    $               -   $               -
   Common stock to be issued for services                   $         249,600    $               -   $         767,907

                            SEE ACCOMPANYING NOTES

                                NATIONS RX, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period January 27, 1997 Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                      Deficit
                                                                                                    Accumulated
                                    Preferred Shares      Common Shares      Additional              During the
                                   ----------------------------------------     Paid-in  Stock to be Development
                                  Number  Par Value   Number      Par Value     Capital  Issued        Stage          Total
                                  ------   -------    ------      ---------     -------  ------        -----          -----
  Stock issued for cash                -   $     -    3,250,000  $    3,250  $  404,030 $     -   $         -  $    407,280
  Net loss for the period              -         -            -           -           -       -    (   70,062)   (   70,062)
                                 -------  --------    ---------    --------     -------   -----       -------       -------
Balance, December 31, 1997             -         -    3,250,000       3,250     404,030       -    (   70,062)      337,218
  Stock issued for cash                -         -      215,000         215     325,407       -             -       325,622
  Contributed capital related to
    compensation                       -         -            -           -      25,000       -             -        25,000
  Net loss for the year                -         -            -           -           -       -    (  293,786)   (  293,786)
                                 -------  --------    ---------    --------     -------  ------       --------      -------
Balance, December 31, 1998             -         -    3,465,000       3,465     754,437       -    (  363,848)      394,054
  Stock issued for cash                -         -    6,174,125       6,174     109,251       -             -       115,425
  Stock issued for services            -         -       71,495          71      41,431       -             -        41,502
  Stock issued in satisfaction of a
    $486,514 notes payable
    (Including accrued interest of
    $44,229)                           -         -    2,305,520       2,306     484,209       -             -       486,515
  Contributed capital related to
    compensation                       -         -           -            -      25,000       -             -        25,000
  Net loss for the year                -         -           -            -           -       -    (  211,425)   (  211,425)
                                --------  --------   ---------     --------    --------   ------     --------      --------
Balance, December 31, 1999             -         -   12,016,140      12,016   1,414,328       -    (  575,273)      851,071
                                --------  --------   ---------     --------    --------   ------     --------      --------

                            SEE ACCOMPANYING NOTES

                                NATIONS RX, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period January 27, 1997 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                    Preferred Shares      Common Shares      Additional              During the
                                   ----------------------------------------     Paid-in  Stock to be Development
                                  Number  Par Value   Number      Par Value     Capital  Issued        Stage          Total
                                  ------   -------    ------      ---------     -------  ------        -----          -----
  Stock issued for cash                -         -      700,000         700     209,300       -           -         210,000
  Stock issued for services                              42,501          42      12,708                              12,750
  Net loss for the period              -         -           -           -            -       -   ( 148,148)    (  148,148)
                               ---------  --------   ---------    ---------    --------  -------   ---------       ---------
Balance, December 31, 2000             -         -   12,758,641    $ 12,758 $ 1,636,336       -   ( 723,421)         925,673
  Stock issued for cash                -         -      446,180         446     171,809       -           -          172,255
  Contributed capital related to
    compensation                       -         -      167,000         167      49,833       -           -           50,000
  Deemed interest expense
    related to conversion
    features of note payable           -         -           -           -       41,700       -           -           41,700
  Stock issued for interest                             600,000         600      71,400                               72,000
  Net loss for the year                -         -           -           -           -        -   (1,088,801)   (   1,088,801)
                               ---------  --------   ----------   ----------   --------  --------  ---------        ---------
Balance, December 31, 2001             -         -   13,971,821       13,971  1,971,078       -   (1,812,222)         172,827
  Shares issued for interest and
    default penalties on debt          -         -      837,500          838     32,663       -           -            33,501
  Shares issued for services                          3,545,000        3,545    138,255                               141,800
  Net loss for the period              -         -          -            -           -        -   (4,168,432)   (   4,168,432)
                               ---------   -------    ---------      -------   --------   -------  ---------        ----------
Balance, December 31, 2002             -         -   18,354,321       18,354  2,141,996       -   (5,980,654)   (   3,820,304)
                               ---------  --------    ---------      --------  --------   -------  ---------        ----------

                           SEE ACCOMPANYING NOTES

                                NATIONS RX, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period January 27, 1997 Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------


                                                                                                      Deficit
                                                                                                    Accumulated
                                    Preferred Shares      Common Shares      Additional              During the
                                   ----------------------------------------     Paid-in  Stock to be Development
                                  Number  Par Value   Number      Par Value     Capital  Issued        Stage          Total
                                  ------   -------    ------      ---------     -------  ------        -----          -----
   Preferred shares issued for
    Marketing rights           3,000,000     3,000        -             -      2,337,000       -              -       2,340,000
  Shares cancelled                     -         - (  500,000)   (    500)           500       -              -               -
  Shares issued for debt               -         -    733,334         733        241,267       -              -         242,000
  Shares issued for services           -         -  1,500,000        1,500       148,500                                150,000
  Shares issued for cash at
    $0.12 per share                    -         -  1,266,666        1,267       150,733       -              -         152,000
  Spin off of minority interest        -         -         -            -      3,709,575       -              -        3,709,575
  Net loss for the year ended          -         -         -            -             -        -    ( 3,739,563) $  (  3,739,563)
                               ---------    ------- ---------     --------      --------  -------   -----------       -----------
Balance, December 31, 2003     3,000,000     3,000 21,354,321       21,354     8,729,571       -    ( 9,720,217)    (    966,292)
  Stock to be issued - Note 3          -         -         -            -             -   391,600             -          391,600
  Less: commissions                    -         -         -            -             -   (14,200)                  (     14,200)
  Net loss for the period              -         -         -            -             -        -    (   552,228)    (    552,228)
                               ---------    -------  --------     --------      --------  --------  -----------       -----------
Balance, June 30, 2004         3,000,000 $   3,000 21,354,321 $     21,354 $   8,729,571 $ 377,400 $(10,272,445) $  (  1,141,120)
                               =========   =======   ========     ========      ========  ========   ==========        ==========

                           SEE ACCOMPANYING NOTES

                                NATIONS RX, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------

Note 1        Basis of Financial Statement Presentation
              -----------------------------------------

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the
              Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note 2        Going Concern
              -------------

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal cause of business. At June 30, 2004 the Company has a working capital deficiency of $1,141,120, has not yet achieved profitable operations and has accumulated a deficit of $10,272,445 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependant on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

              In order to continue as a going concern, develop a reliable source of revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. The Company will also seek additional sources of capital through the issuance of debt or equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Nations RX, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

Note 3        Consulting Agreement
              --------------------

              In August 2002, the Company entered into a consulting agreement with an individual to assist it in strategic corporate planning and identifying new business opportunities in consideration of 1,500,000 shares of the Company's common stock totaling $67,500, based on the fair market value of the services rendered. The stated shares were issued in January 2003. In February 2003, the Company entered into a similar agreement with the same individual. This agreement provides for 2,400,000 shares to be issued for twelve months of service. The shares have not yet been issued. The Company has accrued $601,000 for these unissued shares based on their fair market value.

Note 4        Contingent Liability
              --------------------

              The Company and certain of its former and current officers have been named as defendants in a civil lawsuit, in which a former consultant to the Company is seeking general and compensatory damages in excess of $1,000,000. The former consultant alleges that the Company failed to pay his fees and reimburse him for his out-of-pocket expenses while working for the Company. The Company is vigorously defending this suit and believes it to be without merit. The lawsuit is proceeding to trial.

Note 5        Commitments - Note 3
              -----------

              On July 31, 2004, the Company issued 2,496,000 common shares pursuant to agreements dated June 27, 2004 for consulting services. These shares were valued as $249,600, which was included in stock to be issued at June 30, 2004. Included in prepaid expenses at June 30, 2004 is $200,400 with respect to that portion of the consideration for these consulting services which is to be provided to the Company over the following four to ten months.

              Also included in stock to be issued is $142,000 in cash received with respect to private placements for 1,420,000 common shares at $0.10 per share. The Company is required to pay a 10% commission ($14,200) on these funds and at June 30, 2004, $7,100 has been paid.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

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

Business Strategy
-----------------
Pharmacy Benefit Management (PBM)
---------------------------------

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

Through this agreement the Registrant restructured itself to begin operating as a pharmaceutical healthcare services organization that provides a broad array of innovative pharmacy benefit related products and services to healthcare consumers, client organizations (health plans, self-insured employers, unions, government agencies and third-party administrators) and the pharmaceutical manufacturer industry. The Registrant differentiates itself from similar organizations by assuming a cooperative agent position rather than the traditional adversarial vendor role. The Registrant planned to pass its preferred pricing directly and seamlessly to its clients in exchange for a small management fee. As a result, the Registrant's clients would have received the absolute lowest prices for all their drug products and achieve significant savings. Due to a mutual agreement between the parties, this Exclusive Licensing Agreement was later terminated.

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

Computer Device
----------------

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

TerraStar Marketing Inc., a Nevada corporation, owned the exclusive license to market a task specific hardware/Open Source Software based computer that requires no special configuration or software installation (herein the "Computer Device"), which it acquired from TerraStar Data Inc. (a Nevada Company). The Computer Device was designed, built and developed by TerraStar Data Inc. The Computer Device has been designed to provide computer users in specialty markets with a versatile, secure and re-configurable alternative to the standardized PC. The Device's constantly upgraded "software and applications package" includes an extensive suite of popular software applications pre-loaded in an all in one PC device. The existing software applications of the Computer Devices have now been integrated with the supporting Internet based portal and demonstration services suites and are now operational. The Internet based portal and services suites are designed to be custom configured for each market as determined by the requirements of the marketing license holder and its clients. Development on the Computer Device production prototypes in either a PC or a laptop configuration is complete and TerraStar Marketing Inc. will provide beta units in limited quantities to customers of its marketing license holders when financing becomes available. Subsequently, TerraStar agreed with the Registrant that TerraStar Marketing would retain the rights to the technology and the Registrant would have limited marketing rights to the technology and would be forgiven any and all payments due under the previous license agreement.

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

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited targeted marketing efforts related to the new prescription benefit card business model. Management has also decided not to hire a direct sales force and has instead chosen to work with organizations that can provide a sales force to the registrant without an ongoing cash outlay. Management believes that cash flow from operations related to the new business model, which is projected to grow when financing is received, will be sufficient to allow the Registrant to continue in business in 2004 and beyond if the Company is able to secure additional financing.

The Registrant incurred a net loss of approximately $293,849 for the three months ended June 30, 2004. The Registrant's total liabilities exceed its total assets by approximately $1,141,120 as of June 30, 2004. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the new business ventures as described above. There is no assurance that the new business ventures or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended June 30, 2004 or June 30, 2003. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreements with outside sales. The Registrant will, as described above, attempt to implement operations described above to participate in the pharmaceutical benefit card sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

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

General and administrative expenses
------------------------------------

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its self activating pharmacy benefit card

General and administrative expenses totaled $293,849 for the three months ending June 30, 2004, compared to $169,351 for the three months ending June 30, 2003.
This increase was due to an increase in organization and marketing costs associated with the movement into the self activating pharmacy benefit card business

Net Loss
---------

The Registrant incurred a net loss of $293,849 for the three months ending June 30, 2004, compared to net loss of $169,351 in the three months ending June 30, 2003.

Liquidity and Capital Resources
--------------------------------

As of June 30, 2004, the Registrant's assets consisted of cash and prepaid expenses. As of June 30, 2004, the Registrant current assets in the amount of $305,711, compared to assets in the amount of $125 on December 31, 2003. The Registrant has total liabilities in the amount of $1,446,831 as of June 30, 2004, compared to $966,417 as of December 31, 2003.

As of June 30, 2004, the Registrant had a working capital deficit of $1,141,120 and an adjusted accumulated deficit of $10,272,445. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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

Item 3.                Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Mr. Gary Campbell, and the Company's Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

The Company's management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings There has been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.


Item 2.           Changes in Securities

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission  of Matters to a Vote of  Security  Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.           Other Information

None.

Item 6.               Exhibits and Reports on Form 8-K.

(a)      Exhibits

-------------------------------------------------------------------------------------------------------------
Exhibit Number          Description

-------------------------------------------------------------------------------------------------------------
31.1                    Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule
                        13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------
31.2                    Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule
                        13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------
32.                     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------

(b)      Reports on Form 8-K

None

                                   SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NATIONS Rx, INC.
                                               -----------------
                                               /s/ Gary Campbell

                                               By: Gary Campbell Chief Executive
                                               Officer/Director

                                               Date: September 24, 2004

                                               /s/ Karl Harz
                                               -------------
                                               By: Karl Harz CFO/Director
                                               Date: September 24, 2004

                                 CERTIFICATIONS

I, Gary Campbell, certify that;

(1)     I have reviewed this quarterly report on Form 10-QSB of NationsRx, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   September 24, 2004

         /s/ Gary Campbell
------------------------------------
By:      Gary Campbell
Title:   Principal Executive Officer

                                 CERTIFICATIONS

I, Karl Harz, certify that;

(1)     I have reviewed this quarterly report on Form 10-QSB of NationsRx, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   September 24, 2004

         /s/ Karl Harz
-----------------------------------
By:      Karl Harz
Title:   Principal Financial Officer

                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-QSB of NationsRx, Inc. for the quarter ended June 30, 2004, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) the Quarterly Report on Form 10-QSB of NationsRx, Inc. for the quarter ended June 30, 2004 fully complies with the requirements of
         Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, fairly presents in all material respects, the financial condition and results of operations of NationsRx, Inc.


                  By: /s/ Gary Campbell
                  -----------------------
Name:             Gary Campbell
Title:            Chief Executive Officer

Date:             September 24, 2004



                  By: /s/ Karl Harz
                  -----------------------
Name:             Karl Harz
Title:            Chief Financial Officer
Date:             September 24, 2004