Form 10QSB
period 2004-09-30
NATIONSRX INC
filed 2004-12-09
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2004
                                  -------------

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


                        23133 Hawthorne Blvd., Suite 320
                               Torrance, CA 90505
                         -------------------------------
                    (Address of principal executive offices)

                                 (310) 378-0584
                           --------------------------
                           (Issuer's telephone number)

                                27 Oakmont Drive,
                             Rancho Mirage, Ca 92270
         -----------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,491,321 shares of common stock as of December 5th, 2004
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                        Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS.............................................4
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........9
ITEM 3:  CONTROLS AND PROCEDURES.........................................13

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS...............................................14
ITEM 2:  CHANGES IN SECURITIES...........................................15
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.................................15
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15
ITEM 5:  OTHER INFORMATION...............................................15
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...............................15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                NATIONS RX, INC.
                          (A development Stage Company)
                                 Balance Sheets


                                                               September 30,             December 31,
                                                                    2004                     2003
                                                              -----------------         ----------------
                                                                (unaudited)
                                    ASSETS
                                   ---------
Current Assets
   Cash                                                       $         6,266           $            125
                                                              ----------------          ----------------
Total Assets                                                  $         6,266           $            125
                                                              ================          ================

                        LIABILITIES AND STOCKHOLDER'S EQUITY
            -------------------------------------------------------------

Current Liabilities
   Accounts Payable                                           $        14,043           $         20,538
   Accrued Liabilities                                                615,461                    476,561
   Due to Related Parties                                             448,653                    469,318
   Due to Shareholders                                                 86,208                          -
                                                              ----------------          -------------------
Total Current Liabilities                                           1,164,365                    966,417
                                                              ----------------          -------------------

Stockholders' Equity
    Preferred Stock, Series A, $.001 Par Value, 10,000,000
      Shares Authorized, 3,000,000 Issued and Outstanding               3,000                      3,000
    Common Stock, Authorized 500,000,000 Shares, $.001 Par Value
       Issued and outstanding 23,865,321
        and 21,354,321 Shares, Respectively                            23,865                     21,354
     Additional Paid in Capital                                     8,978,161                  8,729,571
     Stock to be Issued                                               142,000                          -
     Deficit Accumulated During the Development Stage             (10,305,125)                (9,720,217)
                                                              -----------------         -----------------
Total Stockholders' Equity                                         (1,158,099)                  (966,292)
                                                              -----------------         -----------------
     Total Liabilities and Stockholders' Equity               $         6,266           $            125
                                                              =================         =================

                                 NATIONS RX, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                 For the Three Months Ended          For the Nine Months Ended       From Inception on
                                          September 30,                      September, 30,          January 27, 1997 to
                             ---------------------------------   -------------------------------     September 30, 2004
                                  2004             2003               2004               2003
                             --------------   ---------------    --------------     -------------    ----------------------
Revenues, Net                $            -    $             427     $         -        $      427        $        2,573

Cost of Sales                             -                    -               -                 -                     -
                             --------------    -----------------    --------------     -------------     ------------------
Gross Profit (Loss)                       -                  427               -               427                 2,573
                             --------------    -----------------    --------------     -------------     ------------------

Operating Expenses
 General & Administrative           231,770              214,843         783,998           581,324             3,743,135
 Marketing Rights                         -                    -               -                 -             2,340,000
 Impairment on Capitalize
  Firm Costs                              -                    -               -                 -             3,779,198
                              -------------    -----------------    --------------     ------------      ------------------
  Total Operating Expenses          231,770              214,843         783,998           581,324             9,862,333
                              -------------    -----------------    --------------     ------------      ------------------
Net Operating Income (Loss)        (231,770)            (214,416)       (783,998)         (580,897)           (9,859,760)
                              -------------    -----------------    --------------     ------------      ------------------

Other Income (Expense)
 Gain (Loss) on Extinguishment
  of Debt                           199,090                    -         199,090                 -               166,879
 Interest Expense                         -                    -               -                 -              (612,244)
                              -------------    -----------------    --------------     -----------       ------------------
 Total Other Income (Expense)       199,090                    -         199,090                 -              (445,365)
                              -------------    -----------------    --------------     -----------       ------------------
Net Income (Loss)             $     (32,680)       $    (214,416)   $   (584,908)      $  (580,897)          (10,305,125)
                              =============    =================    ==============     ===========       =================-
Net Income (Loss) Per Share   $       (0.00)       $       (0.01)   $      (0.03)      $     (0.03)
                              =============    =================    ==============     ===========
Weighted Average Shares
 Outstanding                     23,031,321           19,354,321      21,913,321        19,354,321
                              =============    =================    ==============     ===========

                                 NATIONS RX, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For  the Nine Months
                                                     Ended September 30,                          From Inception on
                                                 -------------------------------------            January 27,1997 to
                                                       2004               2003                    September 30, 2004
                                                -----------------     --------------            ------------------------
Cash Flows from Operating Activities:
 Net Income (Loss)                                $   (584,908)        $   (580,897)             $        (10,305,125)
Adjustments to reconcile Net Loss to Net Cash
 Provided by Operations:
  Depreciation & Amortization                                                     -                            51,758
  Stock Based Expenses Related to Interest and
  Default Penalties                                                               -
  Stock Issued for Services and Expenses               249,600               52,503                           767,907
  Gain (Loss) on Extinguishment of Debt                      -                    -                            17,181
  Preferred Stock Issued for Marketing Rights                                     -                         2,340,000
  Contributed Services                                                                                         50,000
  Shares Issued for Interest                                                                                  149,730
  Impairment on Capitalized Film Costs                                            -                         3,779,198
  Due to Shareholder                                    18,708                    -                            18,708
Change in Operating Assets and Liabilities:
 (Increase) Decrease in:
  Accounts Receivable                                                             -                                 -
  Deposits and Prepaids                                                         900                                 -
 Increase (Decrease) in:
  Accounts Payable and Accrued Liabilities             132,406              267,032                           854,323
                                                -----------------        --------------           ----------------------
Net Cash Provided (Used) by Operating Activities      (184,194)            (260,462)                       (2,276,320)

Cash Flows from Investing Activities:
 Increase in Film Costs                                      -                    -                        (3,779,198)
 Increase in Intangible Assets                               -                    -                           (49,562)
 Purchase of Fixed Assets                                    -                    -                            (2,196)
                                                -----------------        ---------------          ----------------------
Net Cash Provided (Used) by Investing Active                 -                    -                        (3,830,956)

Cash Flow form Financing Activities:
 Proceeds from Shareholder                             112,500                                                112,500
 Proceeds form Sale of Common Stock                      1,500                                              1,384,082
 Proceeds form Notes Payable                                 -                    -                         1,732,620
 Payments to Shareholder                               (45,000)                                               (45,000)
 Increase (decrease) in Due to Related Parties         (20,665)                                             2,787,340
 Increase in Subscription  Payable                           -              240,000                                 -
 Proceeds from Stock to be Issued                      142,000                    -                           142,000
                                                -----------------        ---------------          ---------------------
 Net Cash Provided (Used) by Financing Activities      190,335              240,000                         6,113,542
                                                -----------------        ---------------          ---------------------
Increase (Decrease) in Cash                              6,141              (20,462)                            6,266

Cash and Cash Equivalent at Beginning of Period            125               36,991                                 -
                                                -----------------        ---------------          ---------------------
Cash and Cash Equivalents at End of Period      $        6,266           $   16,529               $             6,266
                                                =================        ===============          =====================

Cash Paid For:
 Interest                                       $            -           $        -               $                 -
                                                =================        ===============          =====================
Income Taxes                                    $            -           $        -               $                 -
                                                =================        ===============          =====================

Non-Cash Activities:
 Stock Issued for Services                      $      249,600           $   52,503               $           767,907
                                                =================        ===============          =====================
 Cancellation of Shares                         $            -           $  500,000               $           500,000
                                                =================        ===============          =====================

Common Stock Issued in Satisfaction of
 Promissory Note                                $            -           $        -               $           442,286
                                                =================        ===============          =====================
 Deemed Interest Converted into Additional Paid in
 Capital Related to Note Payable                $            -           $        -               $            41,700
                                                =================        ===============          =====================
 Conversion of Due to Related Party and Notes Payable
 Into Preferred Shares in Consolidated Entity   $            -           $        -               $         3,709,575
                                                =================        ===============          =====================

                                 NATIONS RX, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2004


   NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

                 The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

   NOTE 3 -   RELATED PARTY TRANSACTIONS

                As of September 30, 2004, the Company owed $534,861 for expenses paid on behalf of the Company

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

   NOTE 5 -   COMMITMENTS AND CONTINGENT LIABILITIES

                 The Company and some of its former and current officers have been named as defendants in a civil lawsuit, in which a former consultant to the Company is seeking general and compensatory damages in excess of $1,000,000. The former consultant alleges that the Company failed to pay his fees and reimburse him for his out-of-pocket expenses while working for the Company. The Company is vigorously defending this suit and believes it to be without merit. The lawsuit has been ordered to mediation with the mediation to be completed by July 26, 2004. As of September 30, 2004, negotiations are still in progress with no final agreement signed.

                 The Company was named in a lawsuit for non payment of attorney's fees. The Plaintiff in the suit has obtained a judgment against the Company in the amount of $15,561. This amount includes the original fees, plus attorney's fee for the suit, costs, and interests.

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

Through this agreement the Registrant restructured itself to begin operating as a pharmaceutical healthcare services organization that provides a broad array of innovative pharmacy benefit related products and services to healthcare consumers, client organizations (health plans, self-insured employers, unions, government agencies and third-party administrators) and the pharmaceutical manufacturer industry. The Registrant differentiated itself from similar organizations by assuming a cooperative agent position rather than the traditional adversarial vendor role. The Registrant planned to pass its preferred pricing directly and seamlessly to its clients in exchange for a small management fee. As a result, the Registrant's clients would have received the absolute lowest prices for all their drug products and achieve significant savings. Due to a mutual agreement between the parties, this Exclusive Licensing Agreement was later terminated.

During the fiscal year ended December 31, 2003 the Registrant entered into several Joint Marketing Agreements and Master Sales Associate Agreements in an attempt to maximize distribution channels for their core products and services while minimizing internal fixed costs of operation. All of these agreements have since been terminated.

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

TerraStar Marketing Inc., a Nevada corporation, owned the exclusive license to market a task specific hardware/Open Source Software based computer that requires no special configuration or software installation (herein the "Computer Device"), which it acquired from TerraStar Data Inc. (a Nevada Company). The Computer Device was designed, built and developed by TerraStar Data Inc. The Computer Device has been designed to provide computer users in specialty markets with a versatile, secure and re-configurable alternative to the standardized PC. The Device's constantly upgraded "software and applications package" includes an extensive suite of popular software applications pre-loaded in an all in one PC device. The existing software applications of the Computer Devices have now been integrated with the supporting Internet based portal and demonstration services suites and are now operational. The Internet based portal and services suites are designed to be custom configured for each market as determined by the requirements of the marketing license holder and its clients. Development on the Computer Device production prototypes in either a PC or a laptop configuration is complete and TerraStar Marketing Inc. will provide beta units in limited quantities to customers of its marketing license holders when financing becomes available. Subsequently, TerraStar agreed with the Registrant that TerraStar Marketing would retain the rights to the technology and the Registrant would have limited marketing rights to the technology and would be forgiven any and all additional payments due under the previous license agreement.

The Registrant entered into an Exclusive Licensing Agreement on July 12th, 2004 with Immortality Inc., a Wyoming private Company (herein "Immortality"), whereby Immortality received 1,500,000 shares of Class A Preferred stock with 6 to 1 voting and conversion rights in exchange for the exclusive license to use and operate all the assets and business enterprise of Immortality. Also as a continuing license fee, Registrant was to pay Immortality a further 150,000 Class A Convertible Preferred shares, for each $1 million in cumulative Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's. Registrant was to also pay Immortality California as a continuing license fee, a sum equal to two percent (2%) of the Net Revenue derived by Registrant from the use of the Business model by Registrant or its Sub Licensee's, on an annual basis. The Registrant plans on moving forward with the program as soon as adequate funding can be obtained.

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

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and business development related to the new Immortality Inc. business model. Management believes that cash flow from operations related to the new business model, which is projected to grow when financing is received, will be sufficient to allow the Registrant to continue in business in 2005 and beyond if the Company is able to secure additional financing.

The Registrant incurred a net loss of approximately $32,680 for the three months ended September 30, 2004. The Registrant's total liabilities exceed its total assets by approximately $1,158,099 as of September 30, 2004. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the new business venture as described above. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended September 30, 2004 and received $427 in revenue for three month period ended September 30, 2003. Operating activities during the quarter have been related primarily to establishing the management and operating infrastructure, as well as the negotiation and execution of the above described agreement. The Registrant will, as described above, attempt to implement operations described above to participate in the health and wellness sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

The Registrant has only limited operations with its health and wellness venture. The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the health and wellness sector.

General and administrative expenses
------------------------------------

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel. The Registrant expects general and administrative expenses to increase as it commences development of its health and wellness products.

General and administrative expenses totaled $231,770 for the three months ending September 30, 2004, compared to $214,843 for the three months ending September 30, 2003. This increase was due to an increase in organization and marketing costs associated with the movement into the self activating pharmacy benefit card business.

Net Loss
---------

The Registrant incurred a net loss of $32,680 for the three months ending September 30, 2004, compared to net loss of $214,416 in the three months ending September 30, 2003.

Liquidity and Capital Resources
--------------------------------

As of September 30, 2004, the Registrant's assets consisted of cash and prepaid expenses. As of September 30, 2004, the Registrant has current assets in the amount of $6,266, compared to assets in the amount of $125 on December 31, 2003. The Registrant has total liabilities in the amount of $1,164,365 as of September 30, 2004, compared to $966,417 as of December 31, 2003.

As of September 30, 2004, the Registrant had a working capital deficit of $1,158,099 and an adjusted accumulated deficit of $10,305,125. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

Current funds available to the Registrant are not adequate for it to be competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $500,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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


Item 3. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management and it was concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.


Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

The Company's management do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.


                           PART II - OTHER INFORMATION

Item1. Legal Proceedings
There has been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission  of Matters to a Vote of  Security  Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits
--------------------------------------------------------------------------------
Exhibit Number   Description

--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32. Certification of Chief Executive Officer and Chief Financial Officer U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(b)      Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONS Rx, INC.

                                   /s/ Gary Campbell
                                  ------------------------
                                  By: Gary Campbell CEO/Director
                                  Date: December 6, 2004


                                   /s/ Karl Harz
                                  --------------------------
                                  By: Karl Harz CFO/Director
                                  Date: December 6 2004

                                 CERTIFICATIONS


I, Gary Campbell, certify that;

1.       I have reviewed this quarterly report on Form 10-QSB of NationsRx Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

         c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:    December 6 , 2004

 /s/ Gary Campbell
-----------------------------------
By:      Gary Campbell
Title:   CEO

                                 CERTIFICATIONS


I, Karl Harz, certify that;

6.       I have reviewed this quarterly report on Form 10-QSB of NationsRx Inc.;

7. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

9. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         d) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         e) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         f) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

10. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:    December 6 , 2004

 /s/ Karl Harz
-----------------------------------
By:      Karl Harz
Title:   CFO

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

In connection with the accompanying quarterly report on Form 10-QSB of NationsRx, Inc. for the quarter ended September 30, 2004, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.      the  Quarterly  Report on Form 10-QSB of NationsRx  Inc. for the quarter
        ended   September   30, 2004  fully  complies  with the  requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, fairly presents in all material respects, the financial condition and results of operations of NationsRx Inc.



/s/ Gary Campbell
------------------------
By: Gary Campbell CEO/Director
Date: December 6, 2004


 /s/ Karl Harz
 ------------------------
 By: Karl Harz CFO/Director
 Date: December 6 2004