Form 10KSB
period 2004-12-31
NATIONSRX INC
filed 2005-05-31
CIK 1040839

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                -----------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

   [ ] For the transition period from _________________ to __________________

                        Commission file number: 000-28219

                                NATIONS RX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Nevada                                        91-1766849
------                                        ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation of organization)             Identification No.)

                                27 Oakmont Drive
                             Rancho Mirage, Ca 92270
                         -------------------------------
                    (Address of principal executive offices)

                                 (760) 328-8988
                           --------------------------
                           (Issuer's telephone number)


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

Yes X     No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,122,218 as of May 2, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 34,691,321 Common Shares as of May 2, 2005


                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS                                              3
ITEM 2: DESCRIPTION OF PROPERTY                                             10
ITEM 3: LEGAL PROCEEDINGS                                                   10
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                              11
ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           12
ITEM 7: FINANCIAL STATEMENTS                                                15
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES                                        16
ITEM 8A: CONTROLS AND PROCEDURES                                            16

                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  17
ITEM 10: EXECUTIVE COMPENSATION                                             20
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                  20
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     22
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                   22
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                             23

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development
--------------------

NationsRx, Inc. ("Company" or the "Registrant") was incorporated on January 27, 1997 in the State of Nevada as Eclipse Entertainment Group, Inc. The Company changed its name to NationsRx, Inc. on April 29, 2003 and restructured itself to begin operating as a pharmaceutical healthcare services organization that provides a broad array of innovative pharmacy benefit related products and services. During the year the Company gave up its exclusive license to pursue the PBM business but continued to market a self activating pharmacy benefit card provided under a Sales Associate Agreement with NationsRx Inc. (California). The Company currently has no employees, other than its officers and directors. The officers and directors handle the business activities of the Company.

Business of the Company
-----------------------

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

The Company continued to market a self activating pharmacy benefit card provided under a Sales Associate Agreement with NationsRx Inc. (California) which allows the holders to instantly achieve significant savings on all their prescriptions at over 55,000 member pharmacies. The pharmacy card allows insured and non insured consumers to achieve significant savings on their prescriptions instantly and manage escalating prescription drug costs.

During the year the Company, through its marketing license from NationsRx (California), sought to become a marketer of a broad array of discount card based pharmacy and healthcare benefit products and services. Through its marketing arrangement with NationsRx (California) it was able to utilize their clinical expertise, integrated data management platform and prescription fulfillment network of NationsRx (California) to serve the pharmacy related needs of its potential cardholders. The Company's core program was marketing a self activating pharmacy benefit card, which allows the holders to instantly achieve significant savings on all their prescriptions at over 55,000 member pharmacies. The pharmacy card allows insured and non insured consumers to achieve significant savings on their prescriptions instantly and manage escalating prescription drug costs.

The Company planned to penetrate the existing markets by aggressively promoting the fact that the cards provide good savings and that there is no waiting time for approval. In anticipation of funding the Company employed a marketing team and commenced a direct customer acquisition strategy by presenting our discount card model to potential regional distribution outlets representing many service lives. The Company also conducted discussions with other potential distribution sources and began pursuing a number of group coalitions. The Company also began marketing our product as an add-on service with existing credit and debit card programs. However, due to limited funding the Company was forced to dramatically curtail its marketing efforts and cancel its marketing program.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. During the year the Company has been attempting to negotiate sales agreements for the prescription benefit card and to acquire new and related businesses. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last twelve months, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited marketing efforts related to the prescription benefit card business model. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2005 and beyond if the Company is unable to secure additional financing.

Research and Development
------------------------

The Company incurred research and development expenditures of approximately $60,000 in the fiscal years ended December 31, 2004, 2003 and 2002 combined.

Government Regulation
---------------------

Currently, the Company is not aware of any existing or pending governmental regulation that will have a material impact on the operations of the Company.

Additional Information
----------------------

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. Our headquarters are located at 27 Oakmont Drive, Rancho Mirage Ca, 92270. Our phone number is (760) 328-8988.

Business Risks
--------------
Only Limited Prior Operations

The Company has only limited operations. The Company's principal activities to date have been limited to production of one film and its operations throughout the last two years as a Prescription Benefit Management organization and prescription benefit card sales organization. The Company has a limited record of any revenue-producing operations in any of its activities. At this time, there is no basis for the assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

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

  Date                       Closing Price                   Closing Bid
                        High             Low             High              Low
  2004
Jan thru March          .13              .11              .12              .09
Apr thru June           .21              .16              .19              .12
July thru Sept          .15              .04              .13              .04
Oct thru Dec 31         .13              .06              .11              .05

As of May 3, 2005, the Company had approximately 85 stockholders of record (not including shares held by brokers or in street name) of the 34,691,321 shares outstanding. The Company has never declared or paid dividends on its Common Stock.

The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on the Company's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

As of May 3, 2005, the Company had 2 shareholders of its Preferred Stock and 3,000,000 shares of Preferred Stock issued and outstanding.

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

Sales of Unregistered Shares

During the fiscal year ended December 31, 2003, the Company sold securities that were not registered under the Securities Act of 1933 and those transactions are as follows:

During 2004, the Company issued 5,896,000 shares of its $0.001 par value common stock for services valued at $419,600 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During 2004, the Company issued 6,006,000 of its $0.001 par value common stock for $600,600 in debt in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During 2004, the Company issued 1,435,000 of its $0.001 par value common stock for cash of $143,500 to 17 purchasers, in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.
..
None of the transactions involved any underwriters or underwriting discounts or commissions. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

Business Strategy
The overall strategic plan for the Company was to generate sufficient profits from its operations as a pharmaceutical healthcare services organization providing a broad array of innovative pharmacy benefit related products and services. As a result of the termination of the Company's exclusive license to these products and the limited marketing license for prescription benefit cards remaining, the Company has been looking for new related products as well as seeking ways to market the new card based products. Until such time as the Company receives new financing, the Company will not be expending further funds to expand its operations and will instead focus upon generating revenue from the prescription benefit cards and securing a new business or direction for the Company.

Twelve Month Plan of Operation
For the period from the Registrant's inception through the period reported by this Form 10-KSB, there have been limited operations. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the distribution of the movie, Ancient Warriors, and the sale of an array of pharmacy benefit products and services. The Registrant has terminated all distribution agreements regarding the pharmacy products in order to concentrate its efforts on generating revenue from sales of pharmacy benefit cards and in securing a new business or enterprise for the Company. There is no assurance that the Registrant will be successful in addressing these needs.

General and Administrative Expenses
General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to decrease as it limits its activities to promoting and marketing its pharmacy benefit cards and seeking to secure a new business or direction for the Company. General and administrative expenses totaled $1,075,285 for the fiscal year ended December 31, 2004, as compared to $1,583,156 for the fiscal year ended December 31, 2003. This increase was due to the termination of marketing salaries for senior management and consultants and costs associated with the marketing and sales of pharmacy benefit products.

Net Loss
The Company incurred a net loss of $1,075,285 for the fiscal year ended December 31, 2004, as compared to net loss of $3,939,563 in the fiscal year ended December 31, 2003.

Liquidity and Capital Resources
The Company's current liabilities exceed its current assets by a total of $30,619 for the fiscal year ended December 31, 2004. Additionally, approximately $34,208 of the Company's accounts payable is currently past due. As of December 31, 2004, the Company had an accumulated deficit of $10,795,502. This raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 7.    FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Nations RX, Inc.
Rancho Mirage, California

We have audited the accompanying balance sheet of Nations RX, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nations RX, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Chisholm, Bierwolf & Nilson
-------------------------------
Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
May 13, 2005

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Nations RX, Inc.
Stuart, Florida

We have audited the related statements of operations, stockholders' equity and cash flows of Nations RX, Inc., (a development stage company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Nations RX, Inc. (a development stage company) for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
April 9, 2004

                                Nations RX, Inc.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                                                      December 31,
                                                                          2004
                                                                  ------------------
Current Assets
  Cash                                                            $         17,899
                                                                  -------------------
    Total Assets                                                  $         17,899
                                                                  ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable                                                 $         34,208
  Judegment payable                                                          14,310
                                                                  ------------------


    Total Current Liabilities                                                48,518
                                                                  ------------------

Stockholders' Equity
  Preferred Stock, Series A, $.001 Par Value, 10,000,000 Shares Authorized,
    3,000,000 Issued and Outstanding                                          3,000
  Common Stock, Authorized 500,000,000 Shares, $.001 Par Value,
    Issued and Outstanding 34,691,321                                        34,691
  Additional Paid in Capital                                             10,727,192
  Stock to be Issued                                                              -
  Deficit Accumulated During the Development Stage                      (10,795,502)
                                                                  ------------------


Total Stockholders' Equity                                                  (30,619)
                                                                  ------------------


    Total Liabilities and Stockholders' Equity                     $         17,899
                                                                  ==================

                                Nations RX, Inc.
                          (A Development Stage Company)
                            Statements of Operations



                                                             For the Year Ended                         From Inception on
                                                                 December 31,                          January 27, 1997 to
                                                    ------------------------------------
                                                         2004                 2003                      December 31, 2004
                                                    --------------    --------------------    -----------------------------------

Revenues, Net                                        $         -        $         1,073                    $      2,573

Cost of Sales                                                  -                      -                               -
                                                    --------------    --------------------    -----------------------------------

Gross Profit (Loss)                                            -                  1,073                           2,573
                                                    --------------    --------------------    -----------------------------------

Operating Expenses
  General and Administrative                           1,075,285              1,383,156                       4,233,512
  Marketing Rights                                             -              2,340,000                       2,340,000
  Impairment on Capitalized Film Costs                         -                      -                       3,779,198
                                                    --------------    --------------------    -----------------------------------

    Total Operating Expenses                           1,075,285              3,723,156                      10,352,710
                                                    --------------    --------------------    -----------------------------------

Net Operating Income (Loss)                           (1,075,285)            (3,722,083)                    (10,350,137)
                                                    --------------    --------------------    -----------------------------------

Other Income(Expense)
  Gain (Loss) on Extinguishment of Debt                        -                (17,181)                        166,879
  Interest Expense                                             -                   (299)                       (612,244)
                                                    --------------    --------------------    -----------------------------------

    Total Other Income(Expense)                                -                (17,480)                       (445,365)
                                                    --------------    --------------------    -----------------------------------

Net Income (Loss)                                   $  (1,075,285)          $(3,739,563)                 $  (10,795,502)
                                                    ==============    ====================    ===================================

Net Income (Loss) Per Share                         $       (0.04)          $    (0.19)
                                                    ==============    ===================

Weighted Average Shares Outstanding                     24,520,796           20,084,458
                                                    ==============    ===================

                                Nations RX, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                            For the Year                               From Inception on
                                                           Ended December 31,                         January 27, 1997 to
                                                    ------------------------------
                                                      2004               2003                          December 31, 2004
                                                    -----------    --------------                ---------------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                  $ (1,075,285)   $ (3,739,563)                 $          (10,305,125)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                -                                  51,758
     Stock Issued for Services and Expenses             1,020,200         150,000                               1,682,007
     Gain (Loss) on Extinguishment of Debt                      -          17,181                                  17,181
     Preferred Stock Issued for Marketing Rights                -       2,340,000                               2,340,000
     Contributed Services                                                                                          50,000
     Shares Issued for Interest                                                                                   149,730
     Due to Shareholder                                   (469,318)             -                                       -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:                                                                                            -
     Deposits and Prepaids                                                    800                                       -
     Increase (Decrease) in:                                                                                            -
     Accounts Payable and Accrued Liabilities             (448,581)       573,397                                  48,518
                                                     -------------    ------------                 ---------------------------

  Net Cash Provided(Used) by Operating Activities         (972,984)      (658,185)                             (5,965,931)

Cash Flows from Investing Activities:                            -              -                                       -
                                                     -------------    ------------                 ---------------------------

  Net Cash Provided (Used) by Investing Activities               -              -                                       -

Cash Flows from Financing Activities:
  Proceeds from Shareholder                                      -                                                112,500
  Proceeds from Sale of Common Stock                       143,500        152,000                               1,460,270
  Proceeds from Notes Payable                                    -              -                               2,963,202
  Stock for debt                                                 -                                                600,600
  Increase (decrease) in Due to Related Parties                  -        469,318                                       -
  Contributed capital                                      847,258              -                                 847,258
  Proceeds from Stock to be Issued                               -              -                                       -
                                                     -------------    ------------                 ---------------------------

  Net Cash Provided (Used) by Financing Activities         990,758        621,318                               5,983,830
                                                     -------------    ------------                 ---------------------------

Increase (Decrease) in Cash                                 17,774        (36,867)                                 17,899

Cash and Cash Equivalents at Beginning of Period               125         36,992                                       -
                                                     -------------    ------------                 ---------------------------

Cash and Cash Equivalents at End of Period           $      17,899    $        125                 $               17,899
                                                     =============    ============                 ===========================

Cash Paid For:
  Interest                                           $           -    $          -                 $                    -
                                                     =============    ============                 ===========================
  Income Taxes                                       $           -    $          -                 $                    -
                                                     =============    ============                 ===========================

Non-Cash Activities:
  Stock Issued for Services                          $     419,600    $    150,000                 $              767,907
                                                     =============    ============                 ===========================
  Stock Issued for Accounts Payable                  $           -    $     88,000                 $               88,000
                                                     =============    ============                 ===========================
  Cancellation of Shares                             $           -    $          -                 $              500,000
                                                     =============    ============                 ===========================
Common Stock Issued in Satisfaction of Promisory Note $          -    $          -                 $              442,286
                                                     =============    ============                 ===========================
  Deemed Interest Converted into Additional Paid
  in Capital Related to Note Payable                 $           -    $          -                 $               41,700
                                                     =============    ============                 ===========================
  Conversion of Due to Related Party and Notes
   Payable into Preferred Shares in Consolidated Entity  $       -    $          -                 $           (3,709,575)
                                                     =============    ============                 ===========================

                                Nations RX, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                            Accumulated
                                                                                                            (Deficit)
                                                Issued                      Issued                          During the
                                      Preferred      Preferred       Common         Common    Additional   Development
                                        Stock          Stock         Stock          Stock     Paid-In        Stage         Total
                                       Shares         Amount$        Shares        Amount$    Capital$          $            $
                                    =============    ===========   ===========    =========  ===========   ============  ========
Balance as of January 27, 1997

        (Date of Inception)               -                 -              -             -            -             -         -


Stock issued for cash                                                3,250,000       3,250      404,030                   407,280

Net (Loss) for the year ended
        December 31, 1997                                                                                     (70,062)   (70,062)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 1997              -                 -        3,250,000       3,250      404,030       (70,062)    337,218


Stock issued for cash                                                  215,000         215      325,407                   325,622


Contributed capital related to compensation                                -            -        25,000                    25,000

Net (Loss) for the year ended
        December 31, 1998                                                                                    (293,786)  (293,786)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 1998              -                -         3,465,000      3,465        754,437     (363,848)   394,054


Stock issued for cash                                                6,174,125      6,174        109,251                 115,425


Stock issued for services                                               71,495         71         41,431                  41,502

Stock issued in satisfaction of a $486,514
notes payable (including accrued interest
of $44,229                                                           2,305,520      2,306        484,209                 486,515

Contributed capital related to compensation                                -          -           25,000                  25,000

Net (Loss) for the year ended
        December 31, 1999                                                                       (211,425)              (211,425)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 1999               -                -       12,016,140     12,016       1,414,328    (575,273)   851,071

Stock issued for cash                                                  700,000        700         209,300                210,000

Stock issued for services                                               42,501         42          12,708                 12,750

Net (Loss) for the year ended
        December 31, 2000                                                                                    (148,148)  (148,148)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 2000                -               -       12,758,641     12,758       1,636,336    (723,421)   925,673

                                Nations RX, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                            Accumulated
                                                                                                            (Deficit)
                                                Issued                      Issued                          During the
                                      Preferred      Preferred       Common         Common    Additional   Development
                                        Stock          Stock         Stock          Stock     Paid-In        Stage         Total
                                       Shares         Amount$        Shares        Amount$    Capital$          $            $
                                    =============    ===========   ===========    =========  ===========   ============  ========

Stock issued for services                                             446,180         446       171,809                   172,255

Stock issued for cash                                                 167,000         167        49,833                    50,000

Deemed interest expense related to
conversion features of note payable                                                              41,700                    41,700


Stock issued for interest                                             600,000         600        71,400                    72,000

Net (Loss) for the year ended
        December 31, 2001                                                                                 (1,088,801) (1,088,801)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 2001                -                -      13,971,821      13,971     1,971,078  (1,812,222)     172,827

Shares issued for interest and
default penalties on debt                                              837,500         838        32,663                   33,501

Stock issued for services                                            3,545,000       3,545       138,255                  141,800

Net (Loss) for the year ended
        December 31, 2002                                                                                 (4,168,432) (4,168,432)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 2002               -                -       18,354,321      18,354     2,141,996  (5,980,654) (3,820,304)

Preferred shares issued for
marketing rights                       3,000,000        3,000                                  2,337,000               2,340,000

Shares cancelled                                                     (500,000)       (500)         500                         -

Stock issued for debt                                                  733,334        733        241,267                 242,000

Stock issued for services                                            1,500,000       1,500       148,500                 150,000

Stock issued for cash at
$0.12 per share                                                      1,266,666       1,267       150,733                 152,000

Spin off of minority interest                                                                  3,709,575               3,709,575

Net (Loss) for the year ended
        December 31, 2003                                                                                 (3,739,563) (3,739,563)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 2003            3,000,000        3,000      21,354,321      21,354     8,729,571   (9,720,217)  (966,292)

                                Nations RX, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                            Accumulated
                                                                                                            (Deficit)
                                                Issued                      Issued                          During the
                                      Preferred      Preferred       Common         Common    Additional   Development
                                        Stock          Stock         Stock          Stock     Paid-In        Stage         Total
                                       Shares         Amount$        Shares        Amount$    Capital$          $            $
                                    =============    ===========   ===========    =========  ===========   ============  ========
Stock issued for services at
$0.10 per share                                                     2,496,000        2,496      247,104                   249,600

Stock issued for cash at
$0.10 per share                                                     1,435,000        1,435      142,065                   143,500

Stock issued for services at
$0.05 per share                                                     1,000,000        1,000       49,000                    50,000

Stock issued for services at
$0.05 per share                                                     1,700,000        1,700       83,300                    85,000

Stock issued for services                                             700,000          700       34,300                    35,000

Stock issued for debt                                               6,006,000        6,006      594,594                   600,600

Contributed capital                                                                             847,258                   847,258

Net (Loss) for the year ended
        December 31, 2004                                                                                 (1,075,285) (1,075,285)
                                      -----------     -----------   -----------  ------------  -----------  -----------  --------
Balance at December 31, 2004           3,000,000        3,000       34,691,321     34,691      10,727,192  (10,795,502)  (30,619)
                                      ===========     ===========   ===========  ============  ===========  ===========  ========

Stock issued for services
$0.10 per share                                                       200,000        200         19,800                    20,000

Stock issued for services at
$0.10 per share                                                       100,000        100          9,900                    10,000

                                NATIONS RX, INC.
                  (Formerly Eclipse Entertainment Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                NATIONS RX, INC.
                  (Formerly Eclipse Entertainment Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for sock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows all the Company's fixed assets were span off as of December 31, 2003 as described in Note 6.

                                NATIONS RX, INC.
                  (Formerly Eclipse Entertainment Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Net Loss per Common Share

The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive. The Company currently has 18,000,000 shares of common stock equivalents outstanding as of December 31, 2004.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed accordingly. Advertising costs incurred for the years ended December 31, 2004 and 2003 were $ -0- and $-0- respectively.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                NATIONS RX, INC.
                  (Formerly Eclipse Entertainment Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Income Taxes (Cont'd)

At December 31, 2004, the Company had net operating loss carry forwards of approximately $10,795,502. That may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

New Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

*  SFAS No. 143, Accounting for Asset Retirement Obligations;
* SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
*  SFAS No. 146, Accounting for Exit or Disposal Activities;
*  SFAS No. 147, Acquisitions of certain Financial Institutions; and
*  SFAS No. 148, Accounting for Stock Based Compensation.
* SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
* SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

                                NATIONS RX, INC.
                  (Formerly Eclipse Entertainment Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

New Accounting Pronouncements (Cont'd)

In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

NOTE 2 - CONSULTING AGREEMENT

In August 2002, the Company entered into a consulting agreement with an individual to assist it in strategic corporate planning and identifying new business opportunities in consideration of 1,500,000 shares of the Company's common stock totaling $67,500 based on the fair market value of the services rendered. The stated shares were issued in January 2003. In February 2003 the Company entered into a similar agreement with the same individual. This agreement provides for 2,400,000 shares to be issued for twelve months of service. The shares have not been issued entirely and consultant agreed to convert an amount owing as contributed capital.

NOTE 3 - COMMON STOCK


During 2004, the Company issued 5,896,000 shares of its $0.001 par value common stock for services valued at $419,600. The Company issued 6,006,000 common shares for $600,600 in debt and 1,435,000 shares for cash of $143,500.

During 2003, the Company cancelled 500,000 shares of its $0.001 par value common stock. Further, the Company issued 733,334 common shares for debt of $242,000 and 1,500,000 common shares for services at $0.04 per shares. Additionally, the Company issued 1,266,666 common shares for $152,000 in cash.

During 2002, the Company issued 837,500 shares of its $0.001 par value common stock for interest and default penalties in the amount of $33,501 and the Company issued another 3,545,000 $0.001 par value common shares for services at $0.04 per share.

                                NATIONS RX, INC.
                  (formerly Eclipse Entertainment Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2004 and 2003


Common Stock (Cont'd)

In October 2001, the Company issued 10,000 shares of common stock in error to an individual. The Company has since placed a stop on the 10,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 10,000 shares since these shares were issued in error and a stop has been placed

In August 2001, the Company issued 40,000 shares of common stock in error to an individual. The Company has since placed a stop on the 40,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 40,000 shares since the shares were issued in error and a stop has been placed.

In October 1999, the Company issued 125,000 shares of common stock in error to an unrelated company. The Company has since placed a stop on the 125,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 125,000 shares since these shares were issued in error and a stop has been placed.


In April 1999, the Company's Board of Directors adopted a resolution whereby it approved a 1 for 4 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1 for 4 reverse stock split as if such reverse stock split occurred as of the Company's date of inception.

NOTE 4 - GOING CONCERN

 The Company incurred a net loss of approximately $ 1,075,285 and $ 3,939,563 for the years ended December 31, 2004 and 2003, respectively, and current liabilities exceed current assets by approximately $ 30,619 as of December 31, 2004. The Company will also seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                NATIONS RX, INC.
                  (formerly Eclipse Entertainment Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2004 and 2003

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company and some of its former and current officers have been named as defendants in a civil lawsuit, in which a former consultant to the Company is seeking general and compensatory damages in excess of $1,000,000. The former consultant alleges that the Company failed to pay his fees and reimburse him for his out-of-pocket expenses while working for the Company. The Company settled this suit on or about January 27, 2005 through the issuance of 200,000 shares of its $0.001 par value common stock.

The Company was named in a lawsuit for no payment of attorney's fees. The Plaintiff in the suit has obtained a judgment against the Company in the amount of $15,561. This amount includes the original fees, plus attorney's fee for the suit, costs, and interests.

NOTE 6 - MINORITY INTEREST

On June 30, 2003, the majority owners of the Company's only subsidiary agreed that the subsidiary would be spun off, together with all its assets and liabilities. The spin off of the subsidiary was accounted for with an adjustment to additional paid-in capital and a gain on extinguishments of debt for the liabilities that were transferred to the subsidiary.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's CEO, Mr. Gary Campbell, and the Company's Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, executive officers and key employees of the Company are set forth below. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the directors of the Company.

     Name                  Age         Position                 Dates Served
Gary Campbell               51         CEO and Director    From Dec 2003 to Date
Karl Harz                   54         CFO and Director    From Dec 2003 to Date
Albert Cook                 68         Director            From Dec 2003 to Date
William Philip Blase        52         Director            From Dec 2003 to Date

All its directors will hold office at the discretion of the Board or until the next annual meeting of shareholders and until their successors have been elected and qualified. Set forth below is certain biographical information with respect to each of its officers and directors.

Gary Campbell, B. Comm., LL.B., Director and CEO
------------------------------------------------
Mr. Campbell is the co-founder of TerraStar Data Corp. the developer of the TaskStation and related server technology as well as the Chairman of TerraStar Marketing Inc. Mr. Campbell was formerly the Chairman and CEO of Globestar Capital Corp a consulting company involved in the structuring, administering, and reorganizing of corporate clients. Mr. Campbell has previously practiced as a corporate/commercial, broadcasting and securities attorney. Mr. Campbell is the Chairman of Immortality Inc. a private company engaged in the development of health and longevity products. Mr. Campbell sits on the Board of Advisors of Karatcom Inc. a private Santa Barbara based cellular telecommunications tower developer. Mr. Campbell has degrees in both Commerce and Law.

Karl J. Harz, B. Sc. (Marketing), MBA, Director, CFO
----------------------------------------------------
Mr. Harz has an extensive background in both sales and finance including, Personal Financial Planning, Conventional and Private Real Estate Funding, Personal Property Broker/Lender. Mr. Harz has previously been instrumental in the development and management of several major corporations including Pension Home Loan Corporation, Hard Money Real Estate, and Province Service Corporation. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Hotel properties, Trust Deed investments, Limited Partnership interests, and Security products. Mr. Harz holds numerous industry licenses including, California Real Estate Broker, and Series 22 and 63 License/NASD Registered Representative. Mr. Harz attended Fairleigh Dickinson University in Teaneck, N.J., and graduated with a Bachelor Science in Marketing and a Masters in Business Administration and as well has been active in all aspects of sports and fitness.

Albert Cook BA, MD, Director
----------------------------
Dr. Cook will provide advice and guidance to the Company in all areas related to medicine, technology and the Internet. Dr. Cook is currently part owner and medical director of Hemet Health Care Surgicenter, employing thirty-five employees and the Golden West Pain Center, another Surgicenter, employing twelve people. Dr. Cook is also Director and CEO of ScreenMD.com Inc. a private medical diagnostic Company. Dr. Cook practicing in the specialty of family practice for four years, then took a residency in anesthesiology and pain management at Los Angeles County General Hospital, University of Southern California Medical Center prior to forming his own medical centers. Dr. Cook has a Bachelor of Arts degree from UCLA and a Doctor of Medicine degree from the University of California at Irvine.

William Philip Blase, MD, M..Sc.., FACS, Director
-------------------------------------------------
Dr. Blase has had a distinguished career in all aspects of the medical profession with a practice emphasis on Ophthalmology, a background in medical research, as well as administration and management issues of modern medical practice. Dr. Blase is also formerly a Trustee for a California District Hospital System. Dr Blase has also served eight years as a Trustee of the Valley Health System in Riverside California and has recently completed his term as Chairman of the Board. Dr. Blase is also a Diplomate of the National Board of Medical Examiners, the American Board of Ophthalmology, and the American Board of Quality Assurance and Utilization Review. Dr. Blase has published numerous articles and several book chapters. Dr. Blase is a graduate of Dartmouth College, the University of Virginia School of Medicine and Oxford University, and did his medical post graduate training at Johns Hopkins.


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

Name and principal position  Number of late  Transactions not    Known failures
                                 reports      timely reported       to file a
                                                                  required form

Gary Campbell, Director and CEO    0                   0                  0
Karl J. Harz, Director, CFO        0                   0                  0
Albert Cook, Director              0                   0                  0
William Philip Blase, Director     0                   0                  0

Code of Ethics Disclosure Compliance

As of December 31, 2004, the Company has not adopted a Code of Ethics for Financial Executives, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Subsequent to December 31, 2004, the Company has begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company for the last three years:

                                  Annual Compensation                        Long Term Compensation
    Name       Title     Year   Salary   Bonus   Other Annual    Restricted  Warrants  LTIP         All Other
                                 ($)      ($)    Compensation      Stock    and Options  payouts   Compensation
                                                      ($)         Awarded       (#)       ($)          ($)
                                                                    ($)
Gary            CEO
Campbell                 2004  120,000     0           0               0         0         0            0
                         2003  120,000     0           0               0         0         0            0
                         2002    n/a      n/a         n/a           n/a         n/a       n/a          n/a
                         2001    n/a      n/a         n/a           n/a         n/a       n/a          n/a

As of the date of this Private Placement Memorandum, the Company has no outstanding stock options held directly by its Named Executive Officers, and the Company has adopted no formal stock option plans for its officers, directors and/or employees. The Company reserves the right to adopt one or more stock option plans in the future.

The Company presently has employment contracts in effect with the CEO, Gary M. Campbell, which can be terminated by either party on 10 days' written notice. Mr. Campbell serves at the pleasure of the Board of Directors. Mr. Campbell was employed as the CEO of the Company beginning in December 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

The following table sets forth certain information as of May 3, 2005 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

  Title of class   Name and address of beneficial owner   Amount of beneficial       Percent of class
                                                               ownership
     Common            Brent Nelson
                       10900 N. E. 8th Street
                       Bellevue, WA 98004                    2,971,270 (2)                 8.5%

     Grand Total                                                                           8.5%
                                                             2,971,270

Total of all directors and executive officers                      0                        0%
 (7 persons)


(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) This figure includes the 2,605,520 shares     owned   by   Northwest Capital
Partners, L.L.C., 10900 N.E. 8th   Street, Bellevue, Washington 98004, since Mr.
Nelson is the managing director of this firm.

The following table sets forth certain information as of May 3, 2005 with respect to the beneficial ownership of preferred stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding preferred stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.


-----------------------------------------------------------------------------------------------------
  Title of class    Name and address of beneficial owner   Amount of beneficial      Percent of class
                                                                ownership
-----------------------------------------------------------------------------------------------------
     Preferred         Kapoor Children's 1992 Trust
                       225 E. Deerpath, Suite 250
                       Lake Forest, Illinois 60045                83,334                   2.8%
-----------------------------------------------------------------------------------------------------
     Preferred         Nations Rx, Inc.
                       David Rykbos
                       23905 Clinton, Suite 114-210             2,916,666                 97.2%
                       Wildomar, California 92595
-----------------------------------------------------------------------------------------------------
Grand Total                                                     3,000,000                 100.0%

-----------------------------------------------------------------------------------------------------
Total of all directors and executive officers                       0                       0%
(4 persons)
-----------------------------------------------------------------------------------------------------

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a) Prior to accepting a  position as a   Director   and Officer of the Company,
TerraStar Marketing Inc., a company   controlled by Mr. Campbell the current CEO
received 1,500,000 preferred shares in exchange for a license.

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

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K.

a. Exhibits

  Exhibit      Description
  Number
  3.2        Certificate of Amendment to Articles of Incorporation, dated
             April 22, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)
  4.5 Certificate of Designation, dated June 30, 2003 (incorporated by reference to the Form 10-QSB filed on November 24th, 2003)
  31.1       Certification of Chief Executive Officer pursuant    to  Securities
             Exchange Act Rule  13a-14(a)/15d-14(a),  as adopted     pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002
  31.2       Certification of Chief Financial Officer pursuant    to  Securities
             Exchange Act Rule  13a-14(a)/15d-14(a),  as adopted
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32         Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to 18 U.S.C.     Section 1350, as adopted pursuant
             to Section 906 of the Sarbanes-Oxley Act of 2002



b.  Reports on Form 8-K

None

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND
SERVICES

Audit Fees
The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $7,500 and approximately $9,750 respectively.

Audit-Related Fees
The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All Other Fees
The aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.


                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONS Rx, INC.
/s/ Gary Campbell
-----------------
By: Gary Campbell
CEO/Director
Date: May 25, 2005

/s/ Karl Harz
-------------
By: Karl Harz
CFO/Director
Date: May 25, 2005