Form 10KSB/A
period 2004-12-31
NATIONSRX INC
filed 2005-05-31
CIK 1040839

================================================================================

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

NATIONS Rx, INC.
/s/ Gary Campbell
-----------------
By: Gary Campbell
CEO/Director
Date: May 25, 2005

/s/ Karl Harz
-------------
By: Karl Harz
CFO/Director
Date: May 25, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary Campbell
-------------------------------------
Gary Campbell, Director                         Date: May 25, 2005



/s/ William Philip Blase
-------------------------------------
William Philip Blase, Director                  Date: May 25, 2005




/s/ Karl Harz
-------------------------------------
Karl Harz, Director                             Date: May 25, 2005


/s/ Albert Cook
-------------------------------------
Albert Cook, Director                           Date: May 25, 2005