Form 10QSB
period 2005-03-31
NATIONSRX INC
filed 2005-05-31
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2005
                                                                   -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities EXCHANGE ACT of 1934

                        For the transition period from            to
                                                      ------------  ------------


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


                                27 Oakmont Drive,
                             Rancho Mirage, Ca 92270
                         -------------------------------
                    (Address of principal executive offices)

                                 (760) 328-8988
                           --------------------------
                           (Issuer's telephone number)

        -----------------------------------------------------------------
(Former name,former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,691,321 shares of common stock as of May 2, 2005
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS..................................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION................................................................... .14
ITEM 3:  CONTROLS AND PROCEDURES..............................................17

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS....................................................19
ITEM 2:  CHANGES IN SECURITIES................................................19
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.................................. ...19
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.......................................................................19
ITEM 5:  OTHER INFORMATION....................................................19
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.....................................19


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 NationsRX, Inc.
                  (Formerly Eclipse Entertainment Group, Inc.)
                                  Balance Sheet
                           (Development Stage Company)


                                                                            (Unaudited)
                                                                              March 31             December 31,
                                                                                2005                   2004
                                                                         ------------------      ----------------
Assets

Current assets:
     Cash and cash equivalent                                          $              3,621     $          17,899
                                                                         ------------------     -----------------


Other asset

     Licensing/Marketing agreements                                                       -                     -
                                                                         ------------------     -----------------

                                                                       $              3,621     $          17,899
                                                                         ==================     =================


Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Accounts payable                                                                36,305                34,208
     Judgement payable                                                               14,310                14,310
                                                                         ------------------     -----------------

              Total Current Liabilities                                              50,615                48,518
                                                                         ------------------     -----------------



Stockholders' equity (deficiency):

     Preferred stock, $0.001 par value, 10,000,000 shares

        authorized, 3,000,000 shares issued and outstanding                           3,000                 3,000
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        34,991,321 and 34,691,321issued and outstanding                              34,991                34,691
     Additional paid-in capital                                                  10,756,892            10,727,192
     Retained earnings (deficit)                                                (10,841,877)          (10,795,502)
                                                                         -------------------    ------------------

              Total Stockholders' Equity (Deficiency):                              (46,994)              (30,619)
                                                                         -------------------    ------------------

                                                                        $             3,621      $         17,899
                                                                         ===================    ==================

                              NationsRX, Inc.
                  (Formerly Eclipse Entertainment Group, Inc.)
                            Statements of Operations
                           (Development Stage Company)
                                   (Unaudited)


                                                                                                    January 27, 1997
                                                       For the Three Months Ended                   (Inception) through
                                                March 31                    March 31                     March 31
                                                 2005                       2004                          2004
                                              -------------           ----------------       ----------------------------

Revenue                                        $         -             $             -        $                    2,573

Expenses
     General and administrative expenses            46,375                     205,582                         4,279,887
     Marketing rights                                    -                      37,500                         2,340,000
     Impairment on capitalized film costs                -                           -                         3,779,198
                                              ---------------       -------------------       ---------------------------
                                                    46,375                     243,082                        10,399,085
                                              ---------------       --------------------      ---------------------------
(Loss) from Operations                             (46,375)                   (243,082)                      (10,396,512)

Other income (loss):


     Gain (Loss) on extinguishment of debt               -                           -                           166,879
     Interest expense                                    -                           -                          (612,244)
                                              ---------------       --------------------      ---------------------------
Total Other Income (Expense)                             -                           -                          (445,365)

Net (loss)                                    $       (46,375)       $        (243,082)          $           (10,841,877)
                                              ================      ====================      ===========================

Stockholders' Equity:
Weighted average number of common
     shares outstanding - basic and fully diluted    34,887,988              20,084,458
                                              =================     ===================

Net (loss) per share - basic and fully diluted  $        (0.00)       $            (0.01)
                                              =================     =====================

                                 NationsRX, Inc.
                  (Formerly Eclipse Entertainment Group, Inc.)
                            Statements of Cash Flows
                           (Development Stage Company)


                                                                                                    January 27, 1997
                                                       For the Three Months Ended                   (Inception) through
                                                March 31                    March 31                     March 31
                                                 2005                       2004                          2004
                                              -------------           ----------------       ----------------------------

Cash flows from operating activities
   Net (loss)                                 $      (46,375)          $      (243,082)       $            (10,841,877)
   Adjustments to reconcile net (loss)
        to cash provided (used) by operating
        activities:

        Depreciation and amortization expense              -                         -                          51,758

        Shares issued for services and expenses       30,000                         -                       1,712,007

        Gain (Loss) on extinguishment of debt              -                         -                          17,181

        Preferred stock issued for marketing rights        -                         -                       2,340,000

        Contributed services                               -                         -                          50,000

        Shares issued for interest                         -                         -                         149,730
     Changes in assets and liabilities:
        Increase (Decrease) in accounts payable and
        accrued liabilities                            2,097                    85,004                          50,615
                                               -------------          ----------------       --------------------------

Net cash (used) by operating activities              (14,278)                 (158,078)                     (6,470,586)
                                               -------------          ----------------       --------------------------

Cash flows from investing activities

             Purchase of fixed assets                      -                         -                               -
                                               -------------          ----------------       --------------------------

Net cash provided by investing activities
                                                     -                               -                               -
                                               -------------          ----------------       --------------------------

Cash flows from financing activities
             Proceeds from Shareholder               -                         138,458                         602,877
             Proceeds from issuance of common stock  -                          20,000                       1,460,270

             Proceeds from notes payable             -                               -                       2,963,202

             Stock for debt                          -                               -                         600,600

             Contributed capital                     -                               -                         847,258
                                               -------------          ----------------       --------------------------

Net cash provided by financing activities            -                         158,458                       6,474,207
                                               -------------          ----------------       --------------------------


Net (decrease) in cash                           (14,278)                          380                           3,621

Cash and equivalents - beginning                  17,899                           135                              -
                                               -------------          ----------------       --------------------------

Cash and equivalents - ending                  $       3,621          $            515       $                   3,621
                                               =============          ================       =========================

CashPaid For:

             Interest                          $           -          $              -       $                       -
                                               =============          ================       =========================
             Income Taxes                      $           -          $              -       $                       -
                                               =============          ================       =========================


Non-cash Activities:
             Stock Issued for Services        $       30,000          $        419,600       $                 797,907
                                               =============          ================       =========================
             Stock Issued for Accounts Payable  $                     $                      $                 88,000
                                               =============          ================       =========================

             Cancellation of Shares            $                      $                      $                 500,000
                                               =============          ================       =========================

             Common Stock Issued in Satisfaction
              of Promissory Note               $                      $                      $                 442,286
                                               =============          ================       =========================

             Deemed Interest Converted into Additional Paid in Capital
                        Related to Note Payable  $                    $                      $                  41,700
                                               =============          ================       =========================

             Conversion of Due to Related Party and Notes Payable into
                        Preferred Shares in Consolidated Entry
                                                $                     $                      $              (3,709,575)
                                               =============          ================       =========================

                                NATIONS RX, INC.
                  (Formerly Eclipse Entertainment Group, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2005


   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

                 The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

During the past 15 months the Company, through its marketing license from NationsRx (California), sought to become a marketer of a broad array of discount card based pharmacy and healthcare benefit products and services. Through its marketing arrangement with NationsRx (California) it was able to utilize their clinical expertise, integrated data management platform and prescription fulfillment network of NationsRx (California) to serve the pharmacy related needs of its potential cardholders. The Company's core program was marketing a self activating pharmacy benefit card, which allows the holders to instantly achieve significant savings on all their prescriptions at over 55,000 member pharmacies. The pharmacy card allows insured and non insured consumers to achieve significant savings on their prescriptions instantly and manage escalating prescription drug costs.

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

Over the last fifteen months, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited marketing efforts related to the prescription benefit card business model. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2005 and beyond if the Company is unable to secure additional financing. Management is also examining new business opportunities in the health care area where the expertise marketing the prescription benefit cards and products can be utilized to develop a successful health care business model.


The Registrant incurred a net loss of approximately $46,375 for the three months ended March 31, 2005. The Registrant's total liabilities exceed its total assets by approximately $46,994 as of March 31, 2005. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the business as described above and is currently attempting to devised a more successful model. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended March 31, 2005 and received no revenue for three month period ended March 31, 2004. Operating activities during the quarter have been related primarily to reorganizing the management and operating infrastructure, as well as review and discussions regarding alternative health care directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

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

General and administrative expenses
------------------------------------

General and administrative expenses totaled $46,375 for the three months ending March 31, 2005, compared to $205,582 for the three months ending March 31, 2004. This decrease was due to an decrease in organization and marketing costs associated with the limitation on marketing of the self activating pharmacy benefit card business.


Net Loss
---------

The Registrant incurred a net loss of $46,375 for the three months ending March 31, 2005, compared to net loss of $243,082 in the three months ending March 31, 2004.

Liquidity and Capital Resources
--------------------------------

As of March 31, 2005, the Registrant's assets consisted of cash. As of March 31, 2005, the Registrant has current assets in the amount of $3,621, compared to assets in the amount of $17,899 on December 31, 2004. The Registrant has total liabilities in the amount of $50,615 as of March 31, 2005, compared to $48,518 as of December 31, 2004.

As of March 31, 2005, the Registrant had a working capital deficit of $46,994 and an adjusted accumulated deficit of $10,841,877. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None


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

                                             NATIONS Rx, INC.

                                   /s/ Gary Campbell
                                  ------------------------
                                  By: Gary Campbell CEO/Director
                                  Date: May 26, 2005


                                   /s/ Karl Harz
                                   -------------
                                   By: Karl Harz CFO/Director
                                   Date: May 26, 2005

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

Date:    May 26, 2005

 /s/ Gary Campbell
---------------------------
By:      Gary Campbell
Title:   CEO

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

Date:    May 26, 2005

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

In connection with the accompanying quarterly report on Form 10-QSB of NationsRx, Inc. for the quarter ended March 31, 2005, I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1. the Quarterly Report on Form 10-QSB of NationsRx Inc. for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, fairly presents in all material respects, the financial condition and results of operations of NationsRx Inc.



/s/ Gary Campbell
------------------------
By: Gary Campbell CEO/Director
Date: May 26, 2005


 /s/ Karl Harz
 ------------------------
 By: Karl Harz CFO/Director
 Date: May 26, 2005