Form 10QSB
period 2005-06-30
NATIONSRX INC
filed 2005-08-15
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2005
                                                                   -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities EXCHANGE ACT of 1934

                         For the transition period from __________ to __________


                         Commission File Number 000-28219
                                                ---------


                                NATIONS RX, INC.
        ----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)



               NEVADA                                      92-1766849
   ---------------------------------             ----------------------------
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

                        23133 Hawthorne Blvd., Suite 320
                               Torrance, CA 90505
        -----------------------------------------------------------------
 (Former name, former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,351,321 shares of common stock as of August 9th, 2005
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS


                                                                            Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS.................................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.................................................................... 9
ITEM 3:  CONTROLS AND PROCEDURES.............................................12

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS...................................................13
ITEM 2:  CHANGES IN SECURITIES...............................................13
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS......................................................................13
ITEM 5:  OTHER INFORMATION...................................................13
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...................................13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Nations RX, Inc.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                  ASSETS
                                                                 --------

                                                                                                June 30,              December 31,
                                                                                                  2005                    2004
                                                                                            -----------------    -----------------
                                                                                               (unaudited)
Current Assets
       Cash                                                                                  $         20,402    $         17,899
                                                                                            -----------------    ----------------

       Total Assets                                                                          $         20,402    $         17,899
                                                                                            =================    ================


                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  --------------------------------------
Current Liabilities
       Accounts Payable                                                                      $         22,899    $         34,208
       Judgement Payable                                                                               14,311              14,310
                                                                                            ------------------    ---------------

       Total Current Liabilities                                                                       37,209              48,518
                                                                                            ------------------    ---------------

Stockholders' Equity
       Preferred Stock, Series A, $.001 Par Value, 10,000,000
                            Shares Authorized, 3,000,000 Issued and Outstanding                         3,000               3,000
       Common Stock, Authorized 500,000,000 Shares,
                           $.001 Par Value, Issued and Outstanding
                           35,651,321 and 34,691,321 Shares, Respectively                              35,651              34,691
  Additional Paid in Capital                                                                       10,789,232          10,727,192
  Deficit Accumulated During the Development Stage                                                (10,844,690)        (10,795,502)
                                                                                            -----------------    -----------------

Total Stockholders' Equity                                                                            (16,807)           (30,619)
                                                                                            -----------------    -----------------

    Total Liabilities and Stockholders' Equity                                               $         20,402    $         17,899
                                                                                            =================    =================


The accompanying notes are an inegral part of these financial statements.

                                Nations RX, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended   For the Six Months Ended     From Inception on
                                                            June 30,                   June 30,             January 27, 1997 to
                                                ----------------------------- ----------------------------
                                                     2005             2004        2005              2004        June 30, 2005
                                                -------------- -------------- -------------  -------------    ---------------

Revenues, Net                                   $         -     $         -   $           -  $           -    $      2,573

Cost of Sales                                             -               -               -              -               -
                                                -------------- -------------  -------------  -------------    ---------------

Gross Profit (Loss)                                       -               -               -              -           2,573
                                                -------------- -------------  -------------  -------------    ---------------

Operating Expenses
  General & Administrative                            2,813          22,720          49,187        146,549       3,652,420
  Rounding                                                -               -               -              -               1
  Consulting Expense                                      -         495,730               -        630,279         630,279
  Marketing Rights                                        -               -               -              -       2,340,000
  Impairment on Capitalized Film Costs                    -               -               -              -       3,779,198
                                                -------------- -------------  -------------  -------------    ------------

    Total Operating Expenses                          2,813         518,450          49,187        776,828      10,401,898
                                                -------------- -------------  -------------  -------------    ------------

Net Operating Income (Loss)                          (2,813)       (518,450)        (49,187)      (776,828)    (10,399,325)
                                                -------------- -------------  -------------  -------------    ------------

Other Income(Expense)
  Gain (Loss) on Extinguishment of Debt                   -               -               -              -         166,879
  Interest Expense                                        -               -               -              -        (612,244)
                                                -------------- -------------  -------------  -------------    ------------

    Total Other Income(Expense)                           -               -               -              -        (445,365)
                                                -------------- -------------  -------------  -------------    ------------
Net Income (Loss)                               $    (2,813)   $   (518,450)  $    (49,187)  $    (776,828)   $ (10,844,690)
                                                ============== =============  =============  =============    ============
Net Income (Loss) Per Share                     $   (0.0001)   $    (0.0268)  $    (0.0014)  $     (0.0401)
                                                ============== =============  =============  =============

Weighted Average Shares Outstanding              34,991,321      19,354,321      34,939,940     19,354,321
                                                ============== =============  =============  =============



The accompanying notes are an inegral part of these financial statements.

                                Nations RX, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Six Months
                                                                       Ended June 30,            From Inception on
                                                             --------------------------------    January 27, 1997 to
                                                                  2005               2004           June 30, 2005
                                                             ---------------    ------------- --------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                          $      (49,187)    $   (552,228) $       (10,844,690)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                          -                -               51,758
     Stock Issued for Services and Expenses                          30,000           49,200            2,202,384
     Gain (Loss) on Extinguishment of Debt                                -                -               17,181
     Preferred Stock Issued for Marketing Rights                          -                             2,340,000
     Contributed Services                                                                                  50,000
     Shares Issued for Interest                                                                           149,730
     Rounding                                                            (1)               -                    -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Deposits and Prepaids                                                -                -                    -
     Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities                       (11,309)         220,988               37,209
                                                             --------------     -------------- -------------------
  Net Cash Provided(Used) by Operating Activities                   (30,497)        (282,040)          (5,996,428)

Cash Flows from Investing Activities:
  Purchase of Licensing/Marketing Agreements                             -                 -                    -
                                                             --------------     -------------- -------------------
  Net Cash Provided (Used) by Investing Activities                       -                 -                    -

Cash Flows from Financing Activities:
  Proceeds from Shareholder                                              -                 -              112,500
  Net Increase (Decrease) in Due to Related Parties                      -           172,968                    -
  Net Increase (Decrease) in Due to Shareholders                         -            86,458                    -
  Proceeds from Sale of Common Stock                                33,000                 -            1,493,270
  Proceeds from Issuance of Preferred Stock                              -                 -                    -
  Proceeds from Notes Payable                                            -                 -            2,963,202
  Increase in Subscription Payable                                       -           127,800                    -
  Stock for Debt                                                         -                 -              600,600
  Contributed Capital                                                    -                 -              847,258
                                                             -------------      --------------  ------------------
  Net Cash Provided (Used) by Financing Activities                  33,000           387,226            6,016,830
                                                             -------------      --------------  ------------------
Increase (Decrease) in Cash                                          2,503           105,186               20,402

Cash and Cash Equivalents at Beginning of Period                    17,899               125                    -
                                                            --------------      --------------  ------------------

Cash and Cash Equivalents at End of Period                  $       20,402      $    105,311    $          20,402
                                                            ==============      ==============  ==================

Cash Paid For:
  Interest                                                  $           -       $         -     $               -
                                                            ==============      ============== ===================
  Income Taxes                                              $           -       $         -     $               -
                                                            ==============      ============== ===================

Non-Cash Activities:
  Stock Issued for Services                                 $       30,000      $    249,600    $         797,907
                                                            ==============      ==============  ==================
  Stock Issued for Accounts Payable                         $           -       $          -    $          88,000
                                                            ==============      ==============  ==================
  Cancellation of Shares                                    $           -       $          -    $         500,000
                                                            ==============      ============== ===================
  Common Stock Issued in Satisfaction of Promisory Note     $           -       $          -    $         442,286
                                                            ==============      ==============  ==================
  Deemed Interest Converted into Additional
  Paid in Capital Related to
    Note Payable                                            $           -       $          -    $          41,700
                                                            ===============     ==============  ===================
  Conversion of Due to Related Party
    and Notes Payable into Preferred
    Shares in Consolidated Entity                           $           -       $          -    $      (3,709,575)
                                                            ===============     ==============  ===================




The accompanying notes are an inegral part of these financial statements.

                                NATIONS RX, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005


   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

                 The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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


   NOTE 3 - COMMON STOCK

                 During the quarter ended June 30, 2005 the Company received $33,000 from investors in a private placement subscribing for 660,000 shares of the Company's $0.001 par value common stock. As of June 30, 2005, the transfer agent for the Company had not issued these shares. The Company anticipates the shares will be issued during the third quarter.

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

Business Strategy
-----------------


During the past 18 months the Company, through its marketing license from NationsRx (California), sought to become a marketer of a broad array of discount card based pharmacy and healthcare benefit products and services. Through its marketing arrangement with NationsRx (California) it was able to utilize their clinical expertise, integrated data management platform and prescription fulfillment network of NationsRx (California) to serve the pharmacy related needs of its potential cardholders. The Company's core program was marketing a self activating pharmacy benefit card, which allows the holders to instantly achieve significant savings on all their prescriptions at over 55,000 member pharmacies.

The Company planned to penetrate the existing markets by aggressively promoting the fact that the cards provide good savings and that there is no waiting time for approval. In anticipation of funding the Company employed a marketing team and commenced a direct customer acquisition strategy by presenting our discount card model to potential regional distribution outlets representing many service lives. However, due to limited funding the Company was forced to dramatically curtail its marketing efforts and cancel its marketing program and examine other opportunities in the healthcare and alternative medicine field.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. During the year the Company has been attempting to negotiate sales agreements for the prescription benefit card and to acquire new and related businesses in the healthcare and alternative medicine field. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last eighteen months, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and negotiations aimed at securing additional projects in the healthcare and alternative medicine field. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2005 and beyond if the Company is unable to secure additional financing. Management is also examining new business opportunities in the health care area and alternative medicine fields where the expertise with the prescription benefit cards and products can be utilized to develop a successful health care business model.

The Registrant incurred a net loss of approximately $2,813 for the three months ended June 30, 2005. The Registrant's total liabilities exceed its total assets by approximately $16,807 as of June 30, 2005. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the business as described above and is currently attempting to devise a more successful model. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.


Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended June 30, 2005 and received no revenue for three month period ended June 30, 2004.
Operating activities during the quarter have been related primarily to reorganizing the management and operating infrastructure, as well as review and discussions regarding alternative health care directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

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

General and administrative expenses
------------------------------------

General and administrative expenses totaled $2,813 for the three months ending June 30, 2005, compared to $22,720 for the three months ending June 30, 2004.
This decrease was due to an decrease in organization and marketing costs associated with the limitation on marketing of the self activating pharmacy benefit card business.


Net Loss
---------

The Registrant incurred a net loss of $2,813 for the three months ending June 30, 2005, compared to net loss of $518,450 in the three months ending June 30, 2004.

Liquidity and Capital Resources
--------------------------------

As of June 30, 2005, the Registrant's assets consisted of cash. As of June 30, 2005, the Registrant has current assets in the amount of $20,402, compared to assets in the amount of $17,899 on December 31, 2004. The Registrant has total liabilities in the amount of $37,209 as of June 30, 2005, compared to $48,518 as of December 31, 2004.

As of June 30, 2005, the Registrant had a working capital deficit of $16,807 and an adjusted accumulated deficit of $10,844,690. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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

                                             NATIONS Rx, INC.

                                   /s/ Gary Campbell
                                  ------------------------
                                  By: Gary Campbell CEO/Director
                                  Date: August 12, 2005


                                  /s/ Karl Harz
                                  -------------
                                  By: Karl Harz CFO/Director
                                  Date: August 12, 2005