Form 10QSB
period 2005-09-30
NATIONSRX INC
filed 2005-11-14
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                  -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,104,321 shares of common stock as of November 11th, 2005
---------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                          Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS...............................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 9
ITEM 3:  CONTROLS AND PROCEDURES...........................................11

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS.................................................11
ITEM 2:  CHANGES IN SECURITIES.............................................11
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES...................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11
ITEM 5:  OTHER INFORMATION.................................................12
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.................................12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Nations RX, Inc.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                                               September 30,                   December 31,
                                                                  2005                             2004
                                                            --------------------           ----------------------
                                                                (unaudited)
Current Assets
  Cash                                                       $              164               $         17,899
                                                            --------------------           ----------------------

    Total Assets                                             $              164               $         17,899
                                                            ====================           ======================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DIFICIENCY)


Current Liabilities
  Accounts Payable                                           $           22,899               $         34,208
  Judgement Payable                                                      14,310                         14,310
                                                            --------------------           ----------------------

    Total Current Liabilities                                            37,209                         48,518
                                                            --------------------           ----------------------

Stockholders' Equity (Dificiency)
  Preferred Stock, Series A, $.001 Par Value, 10,000,000
   Shares Authorized, 3,000,000 Issued and Outstanding                    3,000                          3,000
  Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
    Issued and Outstanding 35,651,321 and 34,691,321 respectively        35,651                         34,691
  Additional Paid in Capital                                         10,789,231                     10,727,192

  Deficit Accumulated During the Development Stage                  (10,864,927)                   (10,795,502)
                                                            --------------------           ----------------------

Total Stockholders' Equity (Dificiency)                                 (37,045)                       (30,619)
                                                            --------------------           ----------------------

    Total Liabilities and Stockholders' Equity               $              164               $         17,899
                                                            ====================           ======================


   The accompanying notes are an integral part of these financial statements

                                Nations RX, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                         For the Three Months Ended         For the Nine Months Ended         From Inception on
                                                September 30,                     September 30,              January 27, 1997 to
                                       -----------------------------      ---------------------------
                                         2005               2004             2005            2004             September 30, 2005
                                      -------------    -------------      -----------    ------------        -------------------
Revenues, Net                         $         -      $          -       $         -    $         -          $           2,573

Cost of Sales                                   -                 -                 -              -                          -
                                      -------------    -------------      -----------    ------------        -------------------

Gross Profit (Loss)                             -                 -                 -              -                      2,573
                                      -------------    -------------      -----------    ------------        -------------------

Operating Expenses
  General & Administrative                 13,512           231,770            69,426        783,998                  4,302,937
  Marketing Rights                              -                 -                 -              -                  2,340,000
  Impairment on Capitalized Film Costs          -                 -                 -              -                  3,779,198
                                      -------------    -------------      -----------    ------------        -------------------

    Total Operating Expenses               13,512           231,770            69,426        783,998                 10,422,135
                                      -------------    -------------      -----------    ------------        -------------------

Net Operating Income (Loss)               (13,512)         (231,770)          (69,426)      (783,998)               (10,419,562)
                                      -------------    -------------      -----------    ------------        -------------------

Other Income(Expense)
  Gain (Loss) on Extinguishment of Debt         -           199,090                 -        199,090                    166,879
  Interest Expense                              -                 -                 -              -                   (612,244)
                                      -------------    -------------      -----------    ------------        -------------------

    Total Other Income(Expense)                 -           199,090                 -        199,090                   (445,365)
                                      -------------    -------------      -----------    ------------        -------------------

Net Income (Loss)                     $   (13,512)     $    (32,680)      $   (69,426)   $  (584,908)        $       (10,864,927)
                                      =============    =============      ===========    ============        ====================

Net Income (Loss) Per Share           $   (0.0004)     $    (0.0014)      $   (0.0020)   $   (0.0267)
                                      =============    =============      ============   ============

Weighted Average Shares Outstanding     34,991,321       23,031,321        34,957,255      21,913,321
                                      =============    =============      ============   ============


   The accompanying notes are an integral part of these financial statements

                                Nations RX, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              For the Nine Months            From Inception on
                                                                              Ended September 30,           January 27, 1997 to
                                                                         ---------------------------
                                                                          2005                2004           September 30, 2005
                                                                       ---------------   -------------    ----------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                   $      (69,426)    $   (584,908)    $       (10,864,928)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                                    -                  51,758
     Stock Based Expenses Related to Interest and Default Penalties                                 -
     Stock Issued for Services and Expenses                                   30,000          249,600               2,202,384
     Gain (Loss) on Extinguishment of Debt                                         -                -                  17,181
     Preferred Stock Issued for Marketing Rights                                   -                                2,340,000
     Contributed Services                                                                                              50,000
     Shares Issued for Interest                                                                                       149,730
     Due to Shareholder                                                            -           18,708                       -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:                                                                                                -
     Accounts Receivable                                                                            -                       -
     Deposits and Prepaids                                                                          -                       -
     Increase (Decrease) in:                                                                                                -
     Accounts Payable and Accrued Liabilities                                (11,309)         132,406                  37,209
                                                                       ---------------   -------------    ----------------------
  Net Cash Provided(Used) by Operating Activities                            (50,735)        (184,194)             (6,016,666)

Cash Flows from Investing Activities:
                                                                                   -                -                       -
                                                                       ---------------   -------------    ----------------------
  Net Cash Provided (Used) by Investing Activities                                 -                -                       -

Cash Flows from Financing Activities:
  Proceeds from Shareholder                                                        -          112,500                 112,500
  Proceeds from Sale of Common Stock                                               -            1,500               1,460,270
  Proceeds from Notes Payable                                                      -                -               2,963,202
  Payments to Shareholder                                                          -          (45,000)                      -
  Increase (decrease) in Due to Related Parties                                    -          (20,665)                      -
  Stock for Debt                                                                   -                -                 600,600
  Contributed Capital                                                              -                -                 847,258
  Proceeds from Stock to be Issued                                            33,000          142,000                  33,000
                                                                       ---------------   -------------    ----------------------
Net Cash Provided (Used) by Financing Activities                              33,000          190,335               6,016,830
                                                                       ---------------   -------------    ----------------------

Increase (Decrease) in Cash                                                  (17,735)           6,141                     164

Cash and Cash Equivalents at Beginning of Period                              17,899              125                       -
                                                                       ---------------   -------------    ----------------------

Cash and Cash Equivalents at End of Period                              $        164     $      6,266     $               164
                                                                       ===============   =============    ======================

Cash Paid For:
  Interest                                                              $          -     $          -     $                 -
                                                                       ===============   =============    ======================
  Income Taxes                                                          $          -     $          -     $                 -
                                                                       ===============   =============    ======================

Non-Cash Activities:
  Stock Issued for Services                                             $     30,000     $    249,600     $           797,907
                                                                       ===============   =============    ======================
  Cancellation of Shares                                                $          -     $          -     $           500,000
                                                                       ===============   =============    ======================
  Common Stock Issued in Satisfaction of Promisory Note                 $          -     $          -     $           442,286
                                                                       ===============   =============    ======================
  Deemed Interest Converted into Additional Paid in Capital Related to
    Note Payable                                                        $          -     $          -     $            41,700
                                                                       ===============   =============    ======================
  Conversion of Due to Related Party and Notes Payable into Preferred
    Shares in Consolidated Entity                                       $          -     $          -     $         3,709,575
                                                                       ===============   =============    ======================


   The accompanying notes are an integral part of these financial statements

                                NATIONS RX, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2005


   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

                 The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

   NOTE 3 - COMMON STOCK

                 During the quarter ended June 30, 2005 the Company received $33,000 from investors in a private placement subscribing for 660,000 shares of the Company's $0.001 par value common stock. As of September 30, 2005, the transfer agent for the Company had not issued these shares. The Company anticipates the shares will be issued during the fourth quarter.

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

Business Strategy
-----------------


During the past 21 months the Company, through its marketing license from NationsRx (California), sought to become a marketer of a broad array of discount card based pharmacy and healthcare benefit products and services. Through its marketing arrangement with NationsRx (California) it was able to utilize their clinical expertise, integrated data management platform and prescription fulfillment network of NationsRx (California) to serve the pharmacy related needs of its potential cardholders

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

Over the last twenty one months, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions described above.

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

The Registrant incurred a net loss of approximately $13,512 for the three months ended September 30, 2005. The Registrant's total liabilities exceed its total assets by approximately $37,045 as of September 30, 2005. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the business as described above and is currently attempting to devise a more successful model. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.


Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended September 30, 2005 and received no revenue for three month period ended September 30, 2004. Operating activities during the quarter have been related primarily to reorganizing the management and operating infrastructure, as well as review and discussions regarding alternative health care directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

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

General and administrative expenses
------------------------------------

General and administrative expenses totaled $13,512 for the three months ending September 30, 2005, compared to $231,770 for the three months ending September 30, 2004. This decrease was due to an decrease in organization and marketing costs associated with the limitation on marketing of the self activating pharmacy benefit card business.

Net Loss
---------

The Registrant incurred a net loss of $13,512 for the three months ending September 30, 2005, compared to net loss of $231,770 in the three months ending September 30, 2004.

Liquidity and Capital Resources
--------------------------------

As of September 30, 2005, the Registrant's assets consisted of cash. As of September 30, 2005, the Registrant has current assets in the amount of $164, compared to assets in the amount of $17,899 on December 31, 2004. The Registrant has total liabilities in the amount of $37,209 as of September 30, 2005, compared to $48,518 as of December 31, 2004.

As of September 30, 2005, the Registrant had a working capital deficit of $37,024 and an adjusted accumulated deficit of $10,864,927. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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

                                   NATIONS Rx, INC.

                                   /s/ Gary Campbell
                                  ------------------------------
                                  By: Gary Campbell CEO/Director
                                  Date: November 12, 2005


                                   /s/ Karl Harz
                                   ----------------------------
                                   By: Karl Harz CFO/Director
                                   Date: November 12, 2005