Form 10KSB
period 2005-12-31
NATIONSRX INC
filed 2006-05-19
CIK 1040839

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

TRANSITION REPORT  UNDER  SECTION  13 OR 15(d)  OF THE SECURITIES  EXCHANGE  ACT
OF 1934

   [ ] For the transition period from _________________ to __________________

                        Commission file number: 000-28219

                                  LIFESPAN INC.
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

                                 NationsRx, Inc
         --------------------------------------------------------------
                   (Former Name if Changed Since Last Report)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,445,652 as of May 17, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,141,321 Common Shares as of May 17, 2006


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                     PART I
                                     ------
ITEM 1: DESCRIPTION OF BUSINESS                                               3
ITEM 2: DESCRIPTION OF PROPERTY                                               8
ITEM 3: LEGAL PROCEEDINGS                                                     8
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   8

                                     PART II
                                     -------
ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                          8
ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION                                                                    10
ITEM 7: FINANCIAL STATEMENTS                                                 11
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES                                                    12
ITEM 8A: CONTROLS AND PROCEDURES                                             12

                                    PART III
                                    ---------
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   12
ITEM 10: EXECUTIVE COMPENSATION                                              15
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                   15
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      16
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                    17
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                              18

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development
--------------------
Lifespan Inc. ("Company" or the "Registrant") was incorporated on January 27, 1997 in the State of Nevada as Eclipse Entertainment Group, Inc. The Company changed its name from NationsRx Inc. to Lifespan Inc. on March 30th, 2006 and expanded its healthcare focus to begin operating as a more generalized healthcare services organization that provides a broad array of innovative
healthcare  related  products  and  services.   The  Company  currently  has  no
employees, other than its officers and directors. The officers and directors handle the business activities of the Company.

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

The Company planned to penetrate the existing markets by aggressively promoting the fact that the cards provide good savings and that there is no waiting time for approval. In anticipation of funding the Company employed a marketing team and commenced a direct customer acquisition strategy by presenting our discount card model to potential regional distribution outlets representing many service lives. The Company also conducted discussions with other potential distribution sources and began pursuing a number of group coalitions. The Company also began marketing our product as an add-on service with existing credit and debit card programs. However, due to limited funding and the creation of a government program the Company was forced to dramatically curtail its marketing efforts and cancel its planned marketing program. The Company is currently evaluating the new Federal prescription program to determine how to proceed.

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

Over the last two years, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited marketing efforts related to the prescription benefit card business model. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2006 and beyond if the Company is unable to secure additional financing.

Research and Development
------------------------
The Company incurred research and development expenditures of approximately $60,000 in the fiscal years ended December 31, 2005, 2004, 2003 and 2002 combined.

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

Business Risks
--------------
Only Limited Prior Operations
-----------------------------
The Company has only limited operations. The Company's principal activities to date have been limited to production of one film and its operations throughout the last three years as a Prescription Benefit Management organization and prescription benefit card sales organization. The Company has a limited record of any revenue-producing operations in any of its activities. At this time, there is no basis for the assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

Need for Additional Financing May Effect Operations
---------------------------------------------------
Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1,000,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Substantial Competition
-----------------------
The Company may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the prescription benefit card industry have greater experience, resources, and managerial capabilities than the Company and may be in a better position than the Company to obtain access to attractive products. There are a number of larger companies which will directly compete with the Company. Such competition could have a material adverse effect on the Company's profitability or viability.

Other External Factors May Affect Viability of Company
------------------------------------------------------
There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. Our business will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy including the rate of inflation, and local economic conditions. These factors which leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Success of Company is Dependent on Management
---------------------------------------------
The Company's success is dependent upon the hiring and retention of key personnel. None of the officers or directors have any employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

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

Conflicts of Interest May effect Independence of Officers and Directors
-----------------------------------------------------------------------
The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors. Notwithstanding this fact, management will have to devote time to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be resolved.

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

Limitations  on the Ability and  Indemnification  of Directors  and Officers May
--------------------------------------------------------------------------------
Result in  Expenditures by the Company
--------------------------------------
The Company's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The By-Laws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Absence of Cash Dividends
-------------------------
The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

No Cumulative Voting
--------------------
Holders of the shares of the preferred or common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

No Assurance of Continued Public Trading Market; Risk of Low-priced Securities
------------------------------------------------------------------------------
Since June 27, 1997, there has been only a limited public market for the common stock of the Company. The common stock of the Company is quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities
Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low- priced or penny stocks sometimes limit the ability of broker- dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Effects on Failure to Maintain Market Makers
--------------------------------------------
If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company currently rents its offices under a month to month lease for $2,000 per month from Globestar Capital Inc. The Company has approximately $3,000 worth of office furniture and equipment at this location.

ITEM 3.    LEGAL PROCEEDINGS
The Company is not presently a party to any litigation, or to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "LSPN". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

       Date               Closing Price                  Closing Bid
                         High         Low            High           Low
        2005
   Jan thru March        .12          .05            .11            .04
   Apr thru June         .11          .05            .10            .04
   July thru Sept        .13          .03            .12            .02
   Oct thru Dec 31       .11          .03            .10            .02

As of May 17, 2006, the Company had approximately 89 stockholders of record (not including shares held by brokers or in street name) of the 36,141,321 shares outstanding. The Company has never declared or paid dividends on its Common Stock.

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

As of May 17, 2006, the Company had 2 shareholders of its Preferred Stock and 3,000,000 shares of Preferred Stock issued and outstanding.

Penny Stock
-----------
Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Sales of Unregistered Shares
----------------------------
During the fiscal year ended December 31, 2005, the Company sold securities that were not registered under the Securities Act of 1933 and those transactions are as follows:

During 2005, the Company issued 1,250,000 shares of its $0.001 par value common stock for services valued at $66,500 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During 2005, the Company issued 200,000 of its $0.001 par value common stock for $20,000 in debt in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

None of the transactions involved any underwriters or underwriting discounts or commissions. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------
Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

Business Strategy
-----------------
The overall strategic plan for the Company was to generate sufficient profits from its operations as a healthcare services organization providing a broad array of innovative healthcare related products and services. As a result of the termination of the Company's exclusive license to these products and the limited marketing license for prescription benefit cards remaining, the Company has been looking for new related products as well as seeking ways to market the new card based products and will be expanding its search to businesses outside the healthcare sector if management believes they can be acquired and operated profitably. Until such time as the Company receives new financing, the Company will not be expending further funds to expand its operations and will instead focus upon generating revenue from the healthcare products and securing a new business or direction for the Company.

Twelve Month Plan of Operation
------------------------------
For the period from the Registrant's inception through the period reported by this Form 10-KSB, there have been limited operations. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the distribution of the movie, Ancient Warriors, and the sale of an array of healthcare products and services. The Registrant has terminated all distribution agreements regarding the pharmacy products in order to concentrate its efforts on generating revenue from sales of related healthcare products and in securing a new business or enterprise for the Company. There is no assurance that the Registrant will be successful in addressing these needs.

General and Administrative Expenses
-----------------------------------
General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to decrease as it limits its activities to promoting and marketing its pharmacy benefit cards and seeking to secure a new business or direction for the Company. General and administrative expenses totaled $324,456 for the fiscal year ended December 31, 2005, as compared to $1,075,285 for the fiscal year ended December 31, 2004. This decrease was due to the termination of marketing salaries for senior management and consultants and costs associated with the marketing and sales of pharmacy benefit products.

Net Loss
--------
The Company incurred a net loss of $324,456 for the fiscal year ended December 31, 2005, as compared to net loss of $1,075,285 in the fiscal year ended December 31, 2004.

Liquidity and Capital Resources
-------------------------------
The Company's current liabilities exceed its current assets by a total of $268,575 for the fiscal year ended December 31, 2005. As of December 31, 2005, the Company had an accumulated deficit of $11,119,958. This raises substantial doubt about the Company's ability to continue as a going concern.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1,000,000 in additional funds during the next 12 months through a private placement. These monies will be used for healthcare product sales and general operating expenses. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.


ITEM 7.    FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Lifespan, Inc. (Formerly Nations RX Inc.)

We have audited the accompanying balance sheet of Lifespan, Inc. (a Nevada Corporation) (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and the period January 27, 1997(Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifespan, Inc. at December 31, 2005, and the results of its operations and cash flows for the periods ended December 31, 2005 and 2004, and the period January 27, 1997(Inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Lifespan, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Lifespan, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
May 17, 2006

                                 Lifespan, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                                                                                    December 31,
                                                                                                        2005
                                                                                                 -------------------
Current Assets
  Cash                                                                                                      $ 3,440
                                                                                                 -------------------

    Total Assets                                                                                            $ 3,440
                                                                                                 ===================



                LIABILITIES AND STOCKHOLDERS' EQUITY (DIFICIENCY)


Current Liabilities
  Accounts Payable                                                                                        $ 178,580
  Due to Related Party                                                                                       69,950
  Judgments Payable                                                                                          23,485
                                                                                                 -------------------

    Total Current Liabilities                                                                               272,015
                                                                                                 -------------------

Stockholders' Equity
  Preferred Stock, Series A, $.001 Par Value, 10,000,000 Shares Authorized,
    3,000,000 Issued and Outstanding                                                                          3,000
  Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
    Issued and Outstanding 36,141,321                                                                        36,141
  Additional Paid in Capital                                                                             10,812,242
  Deficit Accumulated During the Development Stage                                                      (11,119,958)
                                                                                                 -------------------

Total Stockholders' Equity (Deficiency)                                                                    (268,575)
                                                                                                 -------------------

    Total Liabilities and Stockholders' Equity (Deficiency)                                                 $ 3,440
                                                                                                 ===================

   The accompanying notes are an integral part of these financial statements.

                                 Lifespan, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                        For the Year Ended             From inception on
                                                   December 31,     December 31,      January 27, 1997 to
                                                 ----------------------------------
                                                      2005              2004           December 31, 2005
                                                 ----------------  ----------------  -----------------------
Revenues, Net                                                $ -               $ -                  $ 2,573

Cost of Sales                                                  -                 -                        -
                                                 ----------------  ----------------  -----------------------

Gross Profit (Loss)                                            -                 -                    2,573
                                                 ----------------  ----------------  -----------------------

Operating Expenses
  General & Administrative                               324,456         1,075,285                4,557,968
  Marketing Rights                                                               -                2,340,000
  Impairment on Capitalized Film Costs                         -                 -                3,779,198
                                                 ----------------  ----------------  -----------------------

    Total Operating Expenses                             324,456         1,075,285               10,677,166
                                                 ----------------  ----------------  -----------------------

Net Operating Income (Loss)                             (324,456)       (1,075,285)             (10,674,593)
                                                 ----------------  ----------------  -----------------------

Other Income(Expense)
  Gain (Loss) on Extinguishment of Debt                        -                 -                  166,879
  Interest Expense                                             -                 -                 (612,244)
                                                 ----------------  ----------------  -----------------------

    Total Other Income(Expense)                                -                 -                 (445,365)
                                                 ----------------  ----------------  -----------------------

Net Income (Loss)                                     $ (324,456)      $(1,075,285)           $ (11,119,958)
                                                 ================  ================  =======================

Net Income (Loss) Per Share                              $ (0.01)          $ (0.04)
                                                 ================  ================

Weighted Average Shares Outstanding                   35,158,033        24,520,796
                                                 ================  ================

   The accompanying notes are an integral part of these financial statements.

                                 Lifespan, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                                    Accumulated
                                                                                                                     (Deficit)
                                                  Issued                   Issued                    During the
                                   Preferred    Preferred      Common      Common     Additional     Development
                                     Stock        Stock        Stock        Stock      Paid-In          Stage           Total
                                     Shares       Amount$      Shares      Amount$     Capital$          $               $
                                 =============  ============ ===========  ========== ============   ==============  =============
Balance as of January 27, 1997
       (Date of Inception)                 -            -            -           -           -                 -              -

Stock issued for cash                                        3,250,000       3,250     404,030                          407,280

Net (Loss) for the year ended
       December 31, 1997                                                                                 (70,062)       (70,062)

                                 -------------  ----------- ------------ ---------- -------------   --------------  -------------
Balance at December 31, 1997               -            -    3,250,000       3,250     404,030           (70,062)       337,218

Stock issued for cash                                          215,000         215     325,407                          325,622

Contributed capital related to compensation                          -           -      25,000                           25,000

Net (Loss) for the year ended
       December 31, 1998                                                                                (293,786)      (293,786)

                                 ------------- ------------ ------------ ---------- -------------   --------------  -------------
Balance at December 31, 1998               -            -    3,465,000       3,465     754,437          (363,848)       394,054

Stock issued for cash                                        6,174,125       6,174     109,251                          115,425

Stock issued for services                                       71,495          71      41,431                           41,502

Stock issued in satisfaction of a $486,514
notes payable (including accrued interest
of $44,229                                                   2,305,520       2,306     484,209                          486,515

Contributed capital related to compensation                          -           -      25,000                           25,000

Net (Loss) for the year ended
       December 31, 1999                                                                                (211,425)      (211,425)

                                 ------------- ------------  ----------- ---------- -------------   --------------  -------------
Balance at December 31, 1999               -            -   12,016,140      12,016   1,414,328          (575,273)       851,071

Stock issued for cash                                          700,000         700     209,300                          210,000

Stock issued for services                                       42,501          42      12,708                           12,750

Net (Loss) for the year ended
       December 31, 2000                                                                                (148,148)      (148,148)

                                 ------------- ------------ ------------ ---------- -------------  --------------  -------------
Balance at December 31, 2000               -            -   12,758,641      12,758   1,636,336          (723,421)       925,673

   The accompanying notes are an integral part of these financial statements.

                                 Lifespan, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

Stock issued for services                                      446,180         446     171,809                          172,255

Stock issued for cash                                          167,000         167      49,833                           50,000

Deemed interest expense related to
conversion features of note payable                                                     41,700                           41,700

Stock issued for interest                                      600,000         600      71,400                           72,000

Net (Loss) for the year ended
       December 31, 2001                                                                              (1,088,801)    (1,088,801)

                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at December 31, 2001               -            -   13,971,821      13,971   1,971,078        (1,812,222)       172,827

Shares issued for interest and
default penalties on debt                                      837,500         838      32,663                           33,501

Stock issued for services                                    3,545,000       3,545     138,255                          141,800

Net (Loss) for the year ended
       December 31, 2002                                                                              (4,168,432)    (4,168,432)

                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at December 31, 2002               -            -   18,354,321      18,354   2,141,996        (5,980,654)    (3,820,304)

Preferred shares issued for
marketing rights                                             3,000,000       3,000   2,337,000                        2,340,000

Shares cancelled                                              (500,000)       (500)        500                                -

Stock issued for debt                                          733,334         733     241,267                          242,000

Stock issued for services                                    1,500,000       1,500     148,500                          150,000

Stock issued for cash at
$0.12 per share                                              1,266,666       1,267     150,733                          152,000

Spin off of minority interest                                                        3,709,575                        3,709,575

Net (Loss) for the year ended
       December 31, 2003                                                                              (3,739,563)    (3,739,563)

                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at December 31, 2003       3,000,000        3,000   21,354,321      21,354   8,729,571        (9,720,217)      (966,292)

   The accompanying notes are an integral part of these financial statements.

                                 Lifespan, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

Stock issued for services at
$0.10 per share                                              2,496,000       2,496     247,104                          249,600

Stock issued for cash at
$0.10 per share                                              1,435,000       1,435     142,065                          143,500

Stock issued for services at
$0.05 per share                                              1,000,000       1,000      49,000                           50,000

Stock issued for services at
$0.05 per share                                              1,700,000       1,700      83,300                           85,000

Stock issued for services                                      700,000         700      34,300                           35,000

Stock issued for debt                                        6,006,000       6,006     594,594                          600,600

Contributed capital                                                                                      847,25         847,258

Net (Loss) for the year ended
       December 31, 2004                                                                              (1,075,285)    (1,075,285)

                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at December 31, 2004       3,000,000        3,000   34,691,321      34,691  10,727,192       (10,795,502)       (30,619)

Stock issued to settle litigation at
$0.085 per share                                               200,000         200      19,800                           20,000

Stock issued for services at
$0.09 per share                                                100,000         100       8,900                            9,000

Stock issued for services at
$0.05 per share                                              1,150,000       1,150      56,350                           57,500

Net (Loss) for the year ended
       December 31, 2005                                                                                (324,456)      (324,456)

                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at December 31, 2005       3,000,000        3,000   36,141,321      36,141  10,812,242       (11,119,958)      (268,575)

   The accompanying notes are an integral part of these financial statements.

                                Lifespan, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                  For the Year               From Inception on
                                                                               Ended December 31,           January 27, 1997 to
                                                                         --------------------------------
                                                                              2005             2004          December 31, 2005
                                                                         ---------------  ---------------  ----------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                          $ (324,456)     $(1,075,285)          $ (11,119,958)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                                                          51,758
     Stock Issued for Services and Expenses                                      86,500        1,020,200               2,258,884
     Gain (Loss) on Extinguishment of Debt                                            -                -                  17,181
     Preferred Stock Issued for Marketing Rights                                      -                -               2,340,000
     Contributed Services                                                                                                 50,000
     Shares Issued for Interest                                                                                          149,730
     Accounts Payable Converted to Judgement Payable                              9,175                -                   9,175
     Due to Shareholder                                                                         (469,318)                      -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:                                                                                                   -
     Deposits and Prepaids                                                                                                     -
     Increase (Decrease) in:                                                                                                   -
     Accounts Payable and Accrued Liabilities                                   144,372         (448,581)                192,890
                                                                         ---------------  ---------------  ----------------------

  Net Cash Provided(Used) by Operating Activities                               (84,409)        (972,984)             (6,050,340)

Cash Flows from Investing Activities:
                                                                                      -                -                       -
                                                                         ---------------  ---------------  ----------------------

  Net Cash Provided (Used) by Investing Activities                                    -                -                       -

Cash Flows from Financing Activities:
  Proceeds from Shareholder                                                           -                -                 112,500
  Proceeds from Sale of Common Stock                                                  -          143,500               1,460,270
  Proceeds from Notes Payable                                                         -                -               2,963,202
  Stock for debt                                                                      -                -                 600,600
  Increase (decrease) in Due to Related Parties                                  69,950                -                  69,950
  Contributed capital                                                                 -          847,258                 847,258
  Proceeds from Stock to be Issued                                                    -                -                       -
                                                                         ---------------  ---------------  ----------------------

  Net Cash Provided (Used) by Financing Activities                               69,950          990,758               6,053,780
                                                                         ---------------  ---------------  ----------------------

Increase (Decrease) in Cash                                                     (14,459)          17,774                   3,440

Cash and Cash Equivalents at Beginning of Period                                 17,899              125                       -
                                                                         ---------------  ---------------  ----------------------

Cash and Cash Equivalents at End of Period                                      $ 3,440         $ 17,899                 $ 3,440
                                                                         ===============  ===============  ======================

Cash Paid For:
  Interest                                                                          $ -              $ -                     $ -
                                                                         ===============  ===============  ======================
  Income Taxes                                                                      $ -              $ -                     $ -
                                                                         ===============  ===============  ======================

Non-Cash Activities:
  Stock Issued for Services                                                    $ 86,500        $ 419,600               $ 854,407
                                                                         ===============  ===============  ======================
  Stock Issued for Accounts Payable                                                 $ -              $ -                $ 88,000
                                                                         ===============  ===============  ======================
  Cancellation of Shares                                                            $ -              $ -               $ 500,000
                                                                         ===============  ===============  ======================
  Common Stock Issued in Satisfaction of Promisory Note                             $ -              $ -               $ 442,286
                                                                         ===============  ===============  ======================
  Deemed Interest Converted into Additional Paid in Capital Related to
    Note Payable                                                                    $ -              $ -                $ 41,700
                                                                         ===============  ===============  ======================
  Conversion of Due to Related Party and Notes Payable into Preferred
    Shares in Consolidated Entity                                                   $ -              $ -            $ (3,709,575)
                                                                         ===============  ===============  ======================


   The accompanying notes are an integral part of these financial statements.

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
Organization
------------
Lifespan, Inc. (formerly Nations RX, Inc.) (Hereinafter referred to as the "Company") was incorporated in the state of Nevada in January 1997 to engage in the business of developing, producing and marketing films for worldwide distribution. The filmmaking subsidiary was spun-off in 2003 and the Company changed its name to Nations RX, Inc. when the Company acquired marketing rights and a licensing agreement to engage in the business of prescription benefit management. Such business never materialized. Recently the Company changed its name to Lifespan, Inc. and is in the process of acquiring an exclusive licensing agreement to market health and wellness information via the world-wide-web and other media. The Company's fiscal year ends on December 31.

Revenue Recognition
-------------------
The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenue is only recognized on product sales once the product has been shipped to the customers (FOB Origin), and all other obligations have been met.

Reclassification
----------------
Certain prior year balances have been reclassified to conform to the current year presentation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
Stock Based Compensation
------------------------
The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for sock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

Fixed Assets
------------
Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows all the Company's fixed assets were spun off as of December 31, 2003 as described in Note 6.

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
-----------------------------------------------------------------------------
Net Loss per Common Share
-------------------------
The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

Basic Loss Per Share

                               For the Year Ended
                               December 31, 2005

             (Loss)                Shares                      (Loss) Per Share
             (Numerator)       (Denominator)                    Amount

             $ (324,456)         35,158,033                     $(0.01)

                              For the Year Ended
                              December 31, 2004

             (Loss)                Shares                      (Loss) Per Share
             (Numerator)       (Denominator)                    Amount

             $ (1,075,285)      24,520,796                      $(0.04)

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

Comprehensive Income
--------------------
The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

Advertising Costs
----------------
Advertising costs incurred in the normal course of operations are expensed accordingly. Advertising costs incurred for the years ended December 31, 2005 and 2004 were $ -0- and $-0- respectively.

                                 LIFESPAN, INC.
                          (Formerly Nations RX, Inc.)
                         (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
-----------------------------------------------------------------------------
Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value of Financial Instruments
-----------------------------------
As of December 31, 2005, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Income Taxes
------------
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:
                                                                                   2005                2004
              Deferred tax assets
                  NOL Carryover                                             $        4,336,784  $        4,210,246

              Valuation allowance                                                  (4,336,784)          (4,210,246)

              Net deferred tax asset                                        $                -  $                -

At December 31, 2005, the Company had net operating loss carry forwards of approximately $11,000,000 that may be offset against future taxable income from the years 2006 through 2025. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
-----------------------------------------------------------------------------
Impairment of Long-Lived Assets to Be Disposed
----------------------------------------------
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of Long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

New Accounting Pronouncements
-----------------------------
During the year ended December 31, 2005, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

         SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
         SFAS No. 151, Inventory Costs
         SFAS No. 152, Accounting for Real Estate
         SFAS No. 153, Exchange of Non-monetary Assets
         SFAS No. 154, Accounting Changes and Error Correction
         SFAS No. 123(R), Share Based Payments

In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements. These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

NOTE 2 - CONSULTING AGREEMENT
-----------------------------
In August 2002, the Company entered into a consulting agreement with an individual to assist it in strategic corporate planning and identifying new business opportunities in consideration of 1,500,000 shares of the Company's common stock totaling $67,500 based on the fair market value of the services rendered. The stated shares were issued in January 2003. In February 2003 the Company entered into a similar agreement with the same individual. This agreement provides for 2,400,000 shares to be issued for twelve months of service. The shares have not been issued entirely and consultant agreed to convert an amount owing as contributed capital.

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2005 and 2004

NOTE 3 - COMMON STOCK
---------------------
During 2005, the Company issued 1,450,000 shares of its $0.001 par value common stock for services and expenses valued at $86,500.

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

Common Stock (Cont'd)
---------------------
In October 2001, the Company issued 10,000 shares of common stock in error to an individual. The Company has since placed a stop on the 10,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 10,000 shares since these shares were issued in error and a stop has been placed

In August 2001, the Company issued 40,000 shares of common stock in error to an individual. The Company has since placed a stop on the 40,000 shares issued. Accordingly, the 13,971,821 shares of common stock issued and outstanding as of December 31, 2001 does not reflect the 40,000 shares since the shares were issued in error and a stop has been placed.

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

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2005 and 2004

NOTE 4 - GOING CONCERN
----------------------
The Company incurred a net loss of approximately $ 324,456 and $ 1,075,285 for the years ended December 31, 2005 and 2004, respectively, and current liabilities exceed current assets by approximately $ 268,575 as of December 31, 2005. For the forgoing reasons, substantial doubt exists regarding the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------
The Company was named in a lawsuit for nonpayment of attorney's fees. The Plaintiff in the suit has obtained a judgment against the Company in the amount of $14,310. This amount includes the original fees, plus attorney's fee for the suit, costs, and interests. Additionally, the Company was named in a lawsuit for nonpayment of attorney's fees in the amount of $ 9,175.

NOTE 6 - MINORITY INTEREST
--------------------------
On June 30, 2003, the majority owners of the Company's only subsidiary agreed that the subsidiary would be spun off, together with all its assets and liabilities. The spin off of the subsidiary was accounted for with an adjustment to additional paid-in capital and a gain on extinguishments of debt for the liabilities that were transferred to the subsidiary.

NOTE 7 - LEGAL PROCEEDINGS
--------------------------
The Company and some of its former and current officers were named as defendants in a civil lawsuit, in which a former consultant to the Company sought general and compensatory damages in excess of $1,000,000. The Company settled this suit on or about January 27, 2005 through the issuance of 200,000 shares of its $0.001 par value common stock and a payment in the amount of $20,000.

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Financial Statements (Cont'd)
                           December 31, 2005 and 2004

NOTE 8 - ADVANCES FROM RELATED PARTY
------------------------------------
During the year ended December 31, 2005, an officer, Director, shareholder in the Company made cash advances to the Company in the amount of $69,950 that is still owing to cover a continuing shortfall. No formal repayment terms have been negotiated nor have there been any agreements regarding any other terms regarding these advances. No advances were made during the year ended December 31, 2004

NOTE 9 - PREFERRED STOCK
------------------------
The Company has 10,000,000 shares of $0.001 par value preferred shares authorized which may be issued in different series. During 2003, the Company issued 3,000,000 Series A preferred shares for marketing rights that have since expired. The shares are not convertible into common shares but the shares have voting rights at the rate of six votes per preferred share that may be voted at any meeting of stockholders.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's CEO, Mr. Gary Campbell, and the Company's Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

     Name                   Age     Position                  Dates Served
Gary Campbell               52      CEO & Director        From Dec 2003 to Date
Karl Harz                   55      CFO and Director      From Dec 2003 to Date
Albert Cook                 69      Director              From Dec 2003 to Date
William Philip Blase        55      Director              From Dec 2003 to Date

All its directors will hold office at the discretion of the Board or until the next annual meeting of shareholders and until their successors have been elected and qualified. Set forth below is certain biographical information with respect to each of its officers and directors.

Gary Campbell, B. Comm., LL.B., Director and CEO
------------------------------------------------
Mr. Campbell is the co-founder of TerraStar Data Corp. the developer of the TaskStation and related server technology as well as the Chairman of TerraStar Marketing Inc. Mr. Campbell was formerly the Chairman and CEO of Rocketinfo Inc a search engine Company and Globestar Capital Corp a consulting company involved in the structuring, administering, and reorganizing of corporate clients. Mr. Campbell has previously practiced as a corporate/commercial, broadcasting and securities attorney. Mr. Campbell is the Chairman of Immortality Inc. a private company engaged in the development of health and longevity products. Mr. Campbell has degrees in both Commerce and Law.

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

Code of Ethics Disclosure Compliance

As of December 31, 2005, the Company has not adopted a Code of Ethics for Financial Executives, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Subsequent to December 31, 2005, the Company has begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company for the last three years:

                                  Annual Compensation                        Long Term Compensation
    Name       Title     Year   Salary   Bonus   Other Annual    Restricted    Warrants  LTIP       All Other
                                 ($)      ($)    Compensation      Stock     & Options  payouts   Compensation
                                                      ($)         Awarded       (#)       ($)          ($)
                                                                    ($)
Gary            CEO
Campbell                 2005      0        0           0               0         0         0            0
                         2004  120,000      0           0               0         0         0            0
                         2003    n/a      n/a         n/a             n/a       n/a       n/a          n/a

As of the date of this document, the Company has no outstanding stock options held directly by its Named Executive Officers, and the Company has adopted no formal stock option plans for its officers, directors and/or employees. The Company reserves the right to adopt one or more stock option plans in the future.

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

  Title of class   Name and address of beneficial owner   Amount of beneficial       Percent of class
                                                               ownership
     Common        Brent Nelson
                   10900 N. E. 8th Street
                   Bellevue, WA 98004                        2,971,270 (2)                 8.2%
-----------------------------------------------------------------------------------------------
     Grand Total                                              2,971,270                    8.2%
------------------------------------------------------------------------------------------------
Total of all directors and executive officers                      0                        0%
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

  Title of class    Name and address of beneficial owner   Amount of beneficial      Percent of class
                                                                ownership
     Preferred         Kapoor Children's 1992 Trust
                       225 E. Deerpath, Suite 250
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

(b) The Company currently rents its offices under a month to month lease for $2,000 per month from Globestar Capital Corp, a Company by which the Chief Executive Officer of the Company is employed.

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

b.  Reports on Form 8-K

None

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for the fiscal years ended December 31, 2004 and 2005 were $9,750 and approximately $11,000 respectively.

Audit-Related Fees
The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2005.

All Other Fees
The aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2005 were $0 and $0 respectively.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFESPAN INC.
/s/ Gary Campbell
By: Gary Campbell
CEO/Director
Date: May 17, 2006

/s/ Karl Harz
By: Karl Harz
CFO/Director
Date: May 17, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary Campbell
-------------------------------------
Gary Campbell, Director                         Date: May 17, 2006



/s/ William Philip Blase
-------------------------------------
William Philip Blase, Director                  Date: May 17, 2006




/s/ Karl Harz
-------------------------------------
Karl Harz, Director                             Date: May 17, 2006


/s/ Albert Cook
-------------------------------------
Albert Cook, Director                           Date: May 17, 2006