Form 10QSB
period 2006-03-31
NATIONSRX INC
filed 2006-05-22
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities EXCHANGE ACT of 1934

             For the transition period from __________ to __________


                        Commission File Number 000-28219
                                              ---------


                                  LIFESPAN INC.
        ----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)



                  NEVADA                                   92-1766849
----------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation)  (IRS EmployerIdentification No.)


                                27 Oakmont Drive,
                             Rancho Mirage, Ca 92270
                         -------------------------------
                    (Address of principal executive offices)

                                 (760) 328-8988
                           --------------------------
                           (Issuer's telephone number)

                                 NationsRx, Inc.
         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,141,321 shares of common stock as of May 17th, 2006
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



                                TABLE OF CONTENTS


                                                                            Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS.................................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION......................................................... ..........11
ITEM 3:  CONTROLS AND PROCEDURES.............................................14

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS...................................................14
ITEM 2:  CHANGES IN SECURITIES...............................................14
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................15
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS......................................................................15
ITEM 5:  OTHER INFORMATION...................................................15
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K....................................15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                            Lifespan, Inc.
                      (Formerly NationsRX, Inc.)
                            Balance Sheet
                     (Development Stage Company)

                                                                           (Unaudited)
                                                                            March 31                    December 31
                                                                              2006                         2005
Assets
Current assets:
   Cash and cash equivalent                                            $                 -     $             3,440
                                                                       --------------------   --------------------
Other assets                                                                             -                       -
                                                                       $                 -     $             3,440
                                                                       ====================   ====================
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
   Bank overdraft payable                                              $               407     $                 -
   Accounts payable                                                                234,080                 178,580
   Due to related party                                                             81,450                  69,950
   Judgement payable                                                                23,485                  23,485
                                                                       --------------------   --------------------
        Total Current Liabilities                                                  339,422                 272,015
                                                                       --------------------   --------------------
Stockholders' equity (deficiency):
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, 3,000,000 shares issued and outstanding                             3,000                   3,000
   Common stock, $0.001 par value, 50,000,000 shares authorized,
     36,141,321 and 36,141,321 issued and outstanding respectively                  36,141                  36,141
   Additional paid-in capital                                                   10,812,242              10,812,242
   Retained earnings (deficit)                                                 (11,190,805)            (11,119,958)
                                                                       --------------------   --------------------
        Total Stockholders' Equity (Deficiency):                                  (339,422)               (268,575)
                                                                       --------------------   --------------------
                                                                       $                 -     $             3,440
                                                                       ====================   ====================


   The accompanying Notes are an integral part of these financial statements

            Lifespan, Inc.
      (Formerly NationsRX, Inc.)
       Statements of Operations
      (Development Stage Company)
              (Unaudited)

                                                                                                       January 27, 1997
                                                      For the Three Months Ended                     (Inception) through
                                                           March 31              March 31                  March 31
                                                             2006                  2005                      2006
Revenue                                               $                -    $                -      $                2,573
Expenses
   General and administrative expenses                            70,847                46,375                   4,628,815
   Marketing rights                                                    -                     -                   2,340,000
   Impairment on capitalized film costs                                -                     -                   3,779,198
                                                      ------------------     -----------------       ----------------------
                                                                  70,847                46,375                  10,748,013
                                                      ------------------     -----------------       ----------------------
(Loss) from Operations                                           (70,847)              (46,375)                (10,745,440)
Other income (loss):

   Gain (Loss) on extinguishment of debt                               -                     -                     166,879
   Interest expense                                                    -                     -                    (612,244)
                                                      ------------------    ------------------       ----------------------
         Total Other Income (Expense)                                  -                     -                    (445,365)

Net (loss)                                            $          (70,847)   $          (46,375)     $          (11,190,805)
                                                      ===================    ===================     =======================

Stockholders' Equity:
Weighted average number of common
   shares outstanding - basic and fully diluted               36,141,321            34,887,988
                                                      ===================  ===================

Net (loss) per share - basic and fully diluted        $            (0.00)   $            (0.00)
                                                      ===================   ===================

   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                    Accumulated
                                                                                                     (Deficit)
                                                  Issued                    Issued                  During the
                                     Preferred   Preferred      Common      Common     Additional   Development
                                       Stock       Stock         Stock       Stock      Paid-In        Stage         Total
                                      Shares      Amount$       Shares      Amount$     Capital$          $             $
                                   ============= ========== ===========  ========== =============  ============== ============
Balance as of January 27, 1997
       (Date of Inception)                    -           -           -           -             -               -            -

Stock issued for cash                                         3,250,000       3,250       404,030                      407,280

Net (Loss) for the year ended
       December 31, 1997                                                                                  (70,062)     (70,062)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 1997                  -           -   3,250,000       3,250       404,030         (70,062)     337,218
                                   ============= ========== ===========  ========== =============  ============== ============

Stock issued for cash                                           215,000         215       325,407                      325,622

Contributed capital related to compensation                           -           -        25,000                       25,000

Net (Loss) for the year ended
       December 31, 1998                                                                                 (293,786)    (293,786)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 1998                  -           -   3,465,000       3,465       754,437        (363,848)     394,054
                                   ============= ========== ===========  ========== =============  ============== ============

Stock issued for cash                                        6,174,125        6,174       109,251                       15,425

Stock issued for services                                       71,495           71        41,431                       41,502

Stock issued in satisfaction of a $486,514
notes payable (including accrued interest
of $44,229                                                    2,305,520       2,306       484,209                      486,515

Contributed capital related to compensation                           -           -        25,000                       25,000

Net (Loss) for the year ended
       December 31, 1999                                                                                 (211,425)    (211,425)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 1999                  -           -  12,016,140      12,016     1,414,328        (575,273)     851,071
                                   ============= ========== ===========  ========== =============  ============== ============

Stock issued for cash                                           700,000         700       209,300                      210,000

Stock issued for services                                        42,501          42        12,708                       12,750

Net (Loss) for the year ended
       December 31, 2000                                                                                 (148,148)    (148,148)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2000                  -           -  12,758,641      12,758     1,636,336        (723,421)     925,673
                                   ============= ========== ===========  ========== =============  ============== ============

   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

Stock issued for services                                       446,180         446       171,809                      172,255

Stock issued for cash                                           167,000         167        49,833                       50,000

Deemed interest expense related to
conversion features of note payable                                                        41,700                       41,700

Stock issued for interest                                       600,000         600        71,400                       72,000

Net (Loss) for the year ended
       December 31, 2001                                                                               (1,088,801)  (1,088,801)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2001                  -           -  13,971,821      13,971     1,971,078      (1,812,222)     172,827
                                   ============= ========== ===========  ========== =============  ============== ============

Shares issued for interest and
default penalties on debt                                       837,500         838        32,663                       33,501

Stock issued for services                                     3,545,000       3,545       138,255                      141,800

Net (Loss) for the year ended
       December 31, 2002                                                                               (4,168,432)  (4,168,432)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2002                  -           -  18,354,321      18,354     2,141,996      (5,980,654)  (3,820,304)
                                   ============= ========== ===========  ========== =============  ============== ============

Preferred shares issued for
marketing rights                      3,000,000       3,000                             2,337,000                    2,340,000

Shares cancelled                                               (500,000)       (500)          500                            -

Stock issued for debt                                           733,334         733       241,267                      242,000

Stock issued for services                                     1,500,000       1,500       148,500                      150,000

Stock issued for cash at
$0.12 per share                                               1,266,666       1,267       150,733                      152,000

Spin off of minority interest                                                           3,709,575                    3,709,575

Net (Loss) for the year ended
       December 31, 2003                                                                               (3,739,563)  (3,739,563)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2003          3,000,000       3,000  21,354,321      21,354     8,729,571      (9,720,217)    (966,292)
                                   ============= ========== ===========  ========== =============  ============== ============

   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

Stock issued for services at
$0.10 per share                                               2,496,000       2,496       247,104                      249,600

Stock issued for cash at
$0.10 per share                                               1,435,000       1,435       142,065                      143,500

Stock issued for services at
$0.05 per share                                               1,000,000       1,000        49,000                       50,000

Stock issued for services at
$0.05 per share                                               1,700,000       1,700        83,300                       85,000

Stock issued for services                                       700,000         700        34,300                       35,000

Stock issued for debt                                         6,006,000       6,006       594,594                      600,600

Contributed capital                                                                       847,258                      847,258

Net (Loss) for the year ended
       December 31, 2004                                                                               (1,075,285)  (1,075,285)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2004          3,000,000       3,000  34,691,321      34,691    10,727,192     (10,795,502)     (30,619)

                                   ============= ========== ===========  ========== =============  ============== ============

Stock issued for services (settle
lawsuit) at $0.085 per share                                    200,000         200        19,800                       20,000

Stock issued for services at
$0.09 per share                                                 100,000         100         8,900                        9,000

Stock issued for services at
$0.05 per share                                               1,150,000       1,150        56,350                       57,500

Net (Loss) for the yead ended
       December 31, 2005                                                                                 (324,456)    (324,456)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2005          3,000,000       3,000  36,141,321      36,141    10,812,242     (11,119,958)    (268,575)

                                   ============= ========== ===========  ========== =============  ============== ============

Net (Loss) for the three months ended
       March 31, 2006                                                                                     (70,847)     (70,847)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at March 31, 2006             3,000,000       3,000  36,141,321      36,141    10,812,242     (11,190,805)    (339,422)

                                   ============= ========== ===========  ========== =============  ============== ============

   The accompanying Notes are an integral part of these financial statements

              Lifespan, Inc.
        (Formerly NationsRX, Inc.)
         Statements of Cash Flows
        (Development Stage Company)

                                                                                             January 27, 1997
                                                            For the Three Months Ended       (Inception) through
                                                                       March 31                  March 31
                                                                2006              2005             2006
Cash flows from operating activities
   Net (loss)                                           $       (70,847)  $        (46,375)  $     (11,190,805)
   Adjustments to reconcile net (loss)
    to cash provided (used) by operating activities:
    Depreciation and amortization expense                             -                  -              51,758
    Shares issued for services and expenses                           -             30,000           2,258,884
    Gain (Loss) on extinguishment of debt                             -                  -              17,181
    Preferred stock issued for marketing rights                       -                  -           2,340,000
    Contributed services                                              -                  -              50,000
    Shares issued for interest                                        -                  -             149,730
    Accounts payable converted to judgements payable                  -                  -               9,175
   Changes in assets and liabilities:
    Increase (Decrease) in bank overdraft payable                   407                  -                 407
    Increase (Decrease) in accounts payable and
     accrued liabilities                                         55,500              2,097             248,390
                                                        ----------------  -----------------  ------------------
Net cash (used) by operating activities                         (14,940)           (14,278)         (6,065,280)
                                                        ----------------  -----------------  ------------------
Cash flows from investing activities
   Purchase of fixed assets                                           -                  -                   -
                                                        ----------------  -----------------  ------------------
Net cash provided by investing activities                             -                  -                   -
                                                        ----------------  -----------------  ------------------
Cash flows from financing activities
   Proceeds from Shareholder                                          -                  -             112,500
   Proceeds from issuance of common stock                             -                  -           1,460,270
   Proceeds from notes payable                                        -                  -           2,963,202
   Stock for debt                                                     -                  -             600,600
   Increase (decrease) in Due to Related Parties                 11,500                  -              81,450
   Contributed capital                                                -                  -             847,258
   Proceeds from Stock to be Issued                                   -                  -                   -
                                                        ----------------  -----------------  ------------------
Net cash provided by financing activities                        11,500                  -           6,065,280
                                                        ----------------  -----------------  ------------------

Net (decrease) in cash                                           (3,440)           (14,278)                  -
Cash and equivalents - beginning                                  3,440             17,899                   -
                                                        ----------------  -----------------  ------------------
Cash and equivalents - ending                           $             -   $          3,621   $               -
                                                        ================  =================  ==================
CashPaid For:
   Interest                                             $             -   $              -   $               -
                                                        ================  =================  ==================
   Income Taxes                                         $             -   $              -   $               -
                                                        ================  =================  ==================
Non-cash Activities:
   Stock Issued for Services                            $             -   $         30,000   $         851,407
                                                        ================  =================  ==================
   Stock Issued for Accounts Payable                    $                 $                  $          88,000
                                                        ================  =================  ==================
   Cancellation of Shares                               $                 $                  $         500,000
                                                        ================  =================  ==================
   Common Stock Issued in Satisfaction of Promissory Not$                 $                  $         442,286
                                                        ================  =================  ==================
   Deemed Interest Converted into Additional Paid in Capital
    Related to Note Payable                             $                 $                  $          41,700
                                                        ================  =================  ==================
   Conversion of Due to Related Party and Notes Payable into
    Preferred Shares in Consolidated Entry              $                 $                  $      (3,709,575)
                                                        ================  =================  ==================

   The accompanying Notes are an integral part of these financial statements

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2006


   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

                 The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Business Strategy
-----------------

During the past three years the Company, through its marketing license from NationsRx (California), sought to become a marketer of a broad array of discount card based pharmacy and healthcare benefit products and services. Through its marketing arrangement with NationsRx (California) it was able to utilize their clinical expertise, integrated data management platform and prescription fulfillment network of NationsRx (California) to serve the pharmacy related needs of its potential cardholders

The Company planned to penetrate the existing markets by aggressively promoting the fact that the cards provide good savings and that there is no waiting time for approval. In anticipation of funding the Company employed a marketing team and commenced a direct customer acquisition strategy by presenting our discount card model to potential regional distribution outlets representing many service lives. However, due to limited funding the Company was forced to dramatically curtail its marketing efforts and cancel its marketing program and examine other opportunities in the healthcare and alternative medicine field as well other business opportunities which could create shareholder value.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. During the year the Company has been attempting to negotiate sales agreements for the prescription benefit card and to acquire new and related businesses in the healthcare and alternative medicine field. Recently the Company has expanded their business search to include a number of non-healthcare related ventures which could improve shareholder value. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last three years, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions and developments described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and negotiations aimed at securing additional projects in the healthcare and alternative medicine field. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2006 and beyond if the Company is unable to secure additional financing. Management is also examining new business opportunities in the health care area and alternative medicine fields where the expertise with the prescription benefit cards and products can be utilized to develop a successful health care business model. Management is also examining non-healthcare related ventures that current management also has expertise in.

The Registrant incurred a net loss of approximately $70,847 for the three months ended March 31, 2006. The Registrant's total liabilities exceed its total assets by approximately $339,422 as of March 31, 2006. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the business as described above and is currently attempting to devise a more successful model. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.


Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended March 31, 2006 and received no revenue for three month period ended March 31, 2005. Operating activities during the quarter have been related primarily to reorganizing the management and operating infrastructure, as well as meetings, travel, examination, review and discussions regarding alternative business directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and marketing of related infrastructure services and also continue to seek new business opportunities for the Company.

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

General and administrative expenses
------------------------------------

General and administrative expenses totaled $70,847 for the three months ending March 31, 2006, compared to $46,375 for the three months ending March 31, 2005. This increase was due to an increase in organization, business review, examination and marketing costs associated with healthcare and other business examinations.

Net Loss
---------

The Registrant incurred a net loss of $70,847 for the three months ending March 31, 2006, compared to net loss of $46,375 in the three months ending March 31, 2005.

Liquidity and Capital Resources
--------------------------------

As of March 31, 2006, the Registrant had no assets. As of March 31, 2005, the Registrant has current assets in the amount of $3,621, compared to assets in the amount of $3,440 on December 31, 2005. The Registrant has total liabilities in the amount of $339,422 as of March 31, 2006, compared to $272,015 as of December 31, 2005.

As of March 31, 2006, the Registrant had a working capital deficit of $339,422 and an adjusted accumulated deficit of $11,190,805. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission  of Matters to a Vote of  Security  Holders

On or about March 30th, 2006, the Registrant's Directors, after having received written approval from at least 51% of Registrant's shares entitled to vote, signed a Unanimous Consent authorizing the change of Registrant's name to Lifespan Inc. In conjunction with the name change, the Registrant also changed its CUSIP Number and its trading symbol.

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

                                             NATIONS Rx, INC.

                                  /s/ Gary Campbell
                                  -----------------------------
                                  By: Gary Campbell CEO/Director
                                  Date: May 17th, 2006


                                  /s/ Karl Harz
                                  --------------------------
                                  By: Karl Harz CFO/Director
                                  Date: May 17th, 2006