Form 10QSB
period 2006-06-30
NATIONSRX INC
filed 2006-08-14
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities EXCHANGE ACT of 1934

         For the transition period from __________ to __________


                        Commission File Number 000-28219
                                               ---------


                                  LIFESPAN INC.
        ----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)



                  NEVADA                                  92-1766849
--------------------------------------------          -------------------
(State or other jurisdiction of incorporation)           (IRS Employer
                                                     Identification No.)

                             40318 Barington Drive,
                             Palm Desert, Ca., 92211
                         -------------------------------
                    (Address of principal executive offices)

                                 (760) 328-8988
                           --------------------------
                           (Issuer's telephone number)

                                 NationsRx, Inc.
                                27 Oakmont Drive,
                            Rancho Mirage, Ca., 92270
         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,141,321 shares of common stock as of August 11th, 2006
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                         Page
                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS..............................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.................................................................12
ITEM 3:  CONTROLS AND PROCEDURES..........................................15

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS................................................16
ITEM 2:  CHANGES IN SECURITIES............................................16
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES..................................16
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS...................................................................16
ITEM 5:  OTHER INFORMATION................................................16
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                                  Balance Sheet
                           (Development Stage Company)


                                                                     (Unaudited)
                                                                       June 30                           December 31,
                                                                         2006                               2005
                                                            -----------------------------------     --------------------
Assets

Current assets:

     Cash and cash equivalent                                  $                    591                  $    3,440
                                                            -----------------------------------       --------------
              Total Current Assets                                                  591                       3,440


Other assets                                                                          -                           -



              Total Assets                                     $                    591                  $    3,440
                                                            ===================================       ==============


Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

     Bank overdraft payable                                    $                      -                  $        -
     Accounts payable                                                           289,581                     178,580
     Due to related party                                                       106,450                      69,950
     Judgement payable                                                           23,485                      23,485
                                                            -----------------------------------       --------------

              Total Current Liabilities                                         419,516                     272,015
                                                            -----------------------------------       --------------


Stockholders' equity (deficiency):

     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        1,500,000 and 3,000,000 shares issued and outstanding respectively        1,500                       3,000
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        45,141,321 and 36,141,321 issued and outstanding respectively            45,141                      36,141
     Additional paid-in capital                                              10,804,742                  10,812,242
     Retained earnings (deficit)                                            (11,270,308)               (11,119,958)
                                                            -----------------------------------       --------------

              Total Stockholders' Equity (Deficiency):                         (418,925)                  (268,575)
                                                            -----------------------------------       --------------

              Total Liabilities and Stockholders' Equity       $                    591                  $    3,440
                                                            ===================================       ==============

   The accompanying notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Operations
                           (Development Stage Company)
                                   (Unaudited)



                                                 For the Three Months Ended       For the Six Months Ended     January 27, 1997
                                            -------------------------------- -------------------------------  (Inception) through
                                               June 30            June 30         June 30         June 30           June 30
                                                2006               2005            2006            2005              2006
                                             -------------   ----------------   -------------   -----------    ------------------
Revenue                                     $          -     $          -     $          -     $         -    $         2,573

Expenses
     General and administrative expenses          79,502            2,813          150,350          49,187          4,708,318
     Marketing rights                                  -                -                -               -          2,340,000
     Impairment on capitalized film costs              -                -                -               -          3,779,198
                                             -------------   ----------------   -------------   -----------    ------------------
                                                  79,502            2,813          150,350          49,187         10,827,516
                                             -------------   ----------------   -------------   -----------    ------------------
(Loss) from Operations                           (79,502)          (2,813)        (150,350)        (49,187)       (10,824,943)

Other income (loss):

     Gain (Loss) on extinguishment of debt             -                                 -               -            166,879
     Interest expense                                  -                                 -               -           (612,244)
                                             -------------   ----------------   -------------   -----------    ------------------
  Total Other Income (Expense)                         -                                 -               -           (445,365)

Net (loss)                                   $   (79,502)    $      (2,813)   $   (150,350)     $  (49,187)    $  (11,270,308)
                                             =============   ================   =============   ===========    ==================

Net (loss) per share - basic and fully diluted  $  (0.00)    $       (0.00)   $      (0.00)     $    (0.00)
                                             =============   ================   =============   ===========

Stockholders' Equity:
Weighted average number of common
 shares outstanding - basic and fully diluted   36,141,321      34,991,321       35,352,530      34,939,940
                                             =============   ================   =============   ===========


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

                                   ============= ========== ===========  ========== =============  ============== ============

   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                    Accumulated
                                                                                                     (Deficit)
                                                  Issued                    Issued                  During the
                                     Preferred   Preferred      Common      Common     Additional   Development
                                       Stock       Stock         Stock       Stock      Paid-In        Stage         Total
                                      Shares      Amount$       Shares      Amount$     Capital$          $             $
                                   ============= ========== ===========  ========== =============  ============== ============
Preferred shares converted to
common shares                        (1,500,000)  (1,500)    9,000,000        9,000      (7,500)

Net (Loss) for the three months
ended June 30, 2006
                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at June 30, 2006              1,500,000    1,500    45,141,321       45,141   10,804,742    (11,270,308)    (418,925)
                                   ============= ========== ===========  ========== =============  ============== ============


   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Cash Flows
                           (Development Stage Company)

                                                                            For the Six       For the Six       January 27, 1997
                                                                            Months Ended      Months Ended     (Inception) through
                                                                              June 30          June 30             June 30
                                                                               2006             2005                2006
                                                                            ------------    ---------------    -------------------
Cash flows from operating activities
   Net (loss)                                                            $      (150,350)   $       (49,187)   $     (11,270,308)
   Adjustments to reconcile net (loss)
     to cash provided (used) by operating activities:
     Depreciation and amortization expense                                             -                  -               51,758
     Shares issued for services and expenses                                           -             30,000            2,258,884
     Gain (Loss) on extinguishment of debt                                             -                  -               17,181
     Preferred stock issued for marketing rights                                       -                  -            2,340,000
     Contributed services                                                              -                  -               50,000
     Shares issued for interest                                                        -                  -              149,730
     Accounts payable converted to judgements payable                                  -                  -                9,175
     Rounding                                                                          -                 (1)                   -
   Changes in assets and liabilities:
     Increase (Decrease) in bank overdraft payable                                     -                  -                    -
     Increase (Decrease) in accounts payable and accrued liabilities             111,001            (11,309)             303,891
                                                                            ------------    ----------------   -------------------
Net cash (used) by operating activities                                          (39,349)           (30,497)          (6,089,689)
                                                                            ------------    ----------------   -------------------

Cash flows from investing activities
 Purchase of fixed assets                                                              -                  -                    -
                                                                            ------------    ----------------   -------------------
Net cash provided by investing activities                                              -                  -                    -
                                                                            ------------    ----------------   -------------------

Cash flows from financing activities
 Proceeds from Shareholder                                                             -                  -              112,500
 Proceeds from issuance of common stock                                                -             33,000            1,460,270
 Proceeds from notes payable                                                           -                  -            2,963,202
 Stock for debt                                                                        -                  -              600,600
 Increase (decrease) in Due to Related Parties                                    36,500                  -              106,450
 Contributed capital                                                                   -                  -              847,258
 Proceeds from Stock to be Issued                                                      -                  -                    -
                                                                            ------------    ----------------   -------------------
Net cash provided by financing activities                                         36,500             33,000            6,090,280
                                                                            ------------    ----------------   -------------------

Net (decrease) in cash                                                           (2,849)              2,503                  591
Cash and equivalents - beginning                                                  3,440              17,899                    -
                                                                            ------------    ----------------   -------------------
Cash and equivalents - ending                                               $       591     $        20,402     $            591
                                                                            ============    ================   ===================

CashPaid For:
  Interest                                                                  $         -     $             -     $              -
                                                                            ============    ================   ===================
  Income Taxes                                                              $         -     $             -     $              -
                                                                            ============    ================   ===================

Non-cash Activities:
  Stock Issued for Services                                                 $         -     $        30,000     $        851,407
                                                                            ============    ================   ===================
  Stock Issued for Accounts Payable                                         $               $                   $         88,000
                                                                            ============    ================   ===================
  Cancellation of Shares                                                    $               $                   $        500,000
                                                                            ============    ================   ===================
  Common Stock Issued in Satisfaction of Promissory Note                    $               $                   $        442,286
                                                                            ============    ================   ===================
  Deemed Interest Converted into Additional Paid in Capital
    Related to Note Payable                                                 $               $                   $         41,700
                                                                            ============    ================   ===================
  Conversion of Due to Related Party and Notes Payable into
   Preferred Shares in Consolidated Entry                                   $               $                   $     (3,709,575)
                                                                            ============    ================   ===================




   The accompanying notes are an integral part of these financial statements

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2006


   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. The Company will also seek additional sources of capital through the issuance of debt or equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2006


NOTE 2 - GOING CONCERN (CONINUED)

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

NOTE 3 - PREFERRED STOCK CONVERSION

         On June 26, 2006, there was a conversion of 1,500,000 shares of preferred stock to 9,000,000 shares of common stock with a deficit of $7,500 to additional paid-in capital. This stock transfer was issued to Terrastar Marketing, Inc.

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

Business Strategy
-----------------


During the past three years the Company, through its marketing license from NationsRx (California), sought to become a marketer of a broad array of discount card based pharmacy and healthcare benefit products and services. Through its marketing arrangement with NationsRx (California) the Company was to be able to utilize their clinical expertise, integrated data management platform and prescription fulfillment network of NationsRx (California) to serve the pharmacy related needs of its potential cardholders

The Company initially planned to penetrate the existing markets by aggressively promoting the fact that the cards provide good savings and that there is no waiting time for approval. In anticipation of funding the Company employed a marketing team and commenced a direct customer acquisition strategy by presenting our discount card model to potential regional distribution outlets representing many service lives. However, due to limited funding the Company was forced to dramatically curtail its marketing efforts and cancel its marketing program and examine other opportunities in the healthcare and alternative medicine field as well other business opportunities, which could create shareholder value.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. During the year the Company has been attempting to acquire new and related businesses in the healthcare and alternative medicine field. Recently the Company has expanded their business search to include a number of non-healthcare related ventures, which could improve shareholder value. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last three years, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions and developments described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and negotiations aimed at securing additional projects in the healthcare and alternative medicine field. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2006 and beyond if the Company is unable to secure additional financing. Management is also examining new business opportunities in the health care area and alternative medicine fields where the expertise with the prescription benefit cards and products can be utilized to develop a successful health care business model. Management is also actively examining non-healthcare related ventures that current management also has expertise in.

The Registrant incurred a net loss of approximately $79,502 for the three months ended June 30th, 2006. The Registrant's total liabilities exceed its total assets by approximately $418,925 as of June 30th, 2006. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been operating the business as described above and is currently attempting to devise a more successful model. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.


Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $2,573. The Registrant did not receive any revenue in the three month period ended June 30th, 2006 and received no revenue for three month period ended June 30th, 2005. Operating activities during the quarter have been related primarily to management, legal, accounting and administration, as well as meetings, travel, examination, review and discussions regarding alternative business directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and marketing of related infrastructure services and also continue to seek new and potentially lucrative business opportunities for the Company.

The Registrant has only very limited operations with its health and wellness venture. The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the health and wellness sector.

General and administrative expenses
------------------------------------

General and administrative expenses totaled $79,502 for the three months ending June 30th, 2006, compared to $2,813 for the three months ending June 30th, 2005. This increase was due to an increase in organization, accounting, legal, business review, examination and travel costs associated with healthcare and other business examinations.

Net Loss
---------

The Registrant incurred a net loss of $79,502 for the three months ending June 30th, 2006, compared to net loss of $2,813 in the three months ending June 30th, 2005.

Liquidity and Capital Resources
--------------------------------

As of June 30th, 2006, the Registrant had current assets of $591. As of June 30th, 2005, the Registrant had current assets in the amount of $20,402, compared to assets in the amount of $3,440 on December 31, 2005. The Registrant has total liabilities in the amount of $419,516 as of June 30th, 2006, compared to $272,015 as of December 31, 2005.

As of June 30th, 2006, the Registrant had a working capital deficit of $418,925 and an adjusted accumulated deficit of $11,270,308. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

Current funds available to the Registrant are not adequate for it to be competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $900,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits
--------------------------------------------------------------------------------
Exhibit Description
Number
--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32. Certification of Chief Executive Officer and Chief Financial Officer U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(b)      Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LIFESPAN INC.

                                   /s/ Gary Campbell
                                  ------------------------------
                                  By: Gary Campbell CEO/Director
                                  Date: August 11th, 2006


                                   /s/ Karl Harz
                                   --------------------------
                                   By: Karl Harz CFO/Director
                                   Date: August 11th, 2006