Form 10QSB
period 2006-09-30
NATIONSRX INC
filed 2006-11-15
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006
                                          -------------

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

                                 (760) 343-7617
                           --------------------------
                           (Issuer's telephone number)

                                 NationsRx, Inc.
                                27 Oakmont Drive,
                            Rancho Mirage, Ca., 92270
         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 71,222,979 shares of common stock as of November 10th, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS................................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION...................................................................14
ITEM 3:  CONTROLS AND PROCEDURES............................................17

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS..................................................19
ITEM 2:  CHANGES IN SECURITIES..............................................19
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES....................................19
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19
ITEM 5:  OTHER INFORMATION..................................................19
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K..................................19


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                                  Balance Sheet
                           (Development Stage Company)

                                                                                 (Unaudited)
                                                                                September 30              December 31,
                                                                                   2006                       2005
                                                                            --------------------       -------------------
Assets

Current assets:
     Cash and cash equivalents                                                $          1,517            $    3,440
                                                                            --------------------       -----------------
              Total Current Assets                                                       1,517                 3,440


Other assets                                                                                 -                     -

              Total Assets                                                    $          1,517            $    3,440
                                                                            ====================       =================


Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Accounts payable                                                         $         49,011            $  178,580
     Due to related party                                                                6,000                69,950
     Judgement payable                                                                  23,485                23,485
                                                                            --------------------       -----------------

              Total Current Liabilities                                                 78,496               272,015
                                                                            --------------------       -----------------

Stockholders' equity (deficiency):

     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        1,500,000 and 3,000,000 shares issued and outstanding respectively               1,500                 3,000
     Common stock, $0.001 par value, 500,000,000 shares authorized,
        71,222,979 and 36,141,321 issued and outstanding respectively                   71,223                36,141
     Additional paid-in capital                                                     11,300,293            10,812,242
     Retained earnings (deficit)                                                   (11,449,995)          (11,119,958)
                                                                            --------------------       -----------------

              Total Stockholders' Equity (Deficiency):                                 (76,979)             (268,575)
                                                                            --------------------       -----------------

              Total Liabilities and Stockholders' Equity                      $          1,517            $    3,440
                                                                            ====================       =================


   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Operations
                           (Development Stage Company)
                                   (Unaudited)


                                                  For the Three Months Ended      For the Nine Months Ended    January 27, 1997
                                             -------------------------------- ------------------------------- (Inception) through
                                              September 30     September 30     September 30     September 30    September 30
                                                2006              2005             2006            2005             2006
                                             --------------   --------------  ---------------  --------------   -------------
Revenue                                      $     3,000         $   -         $     3,000        $       -      $     5,573

Expenses
  General and administrative expenses            162,687          13,512           333,037           69,426        4,891,005
  Marketing rights                                     -               -                 -                -        2,340,000
  Impairment on capitalized film costs                 -               -                 -                -        3,779,198
                                             --------------   --------------  ---------------  --------------   -------------
                                                 162,687          13,512           333,037           69,426       11,010,203
                                             --------------   --------------  ---------------  --------------   -------------
(Loss) from Operations                          (159,687)        (13,512)         (330,037)         (69,426)     (11,004,630)

Other income (loss):

     Gain (Loss) on extinguishment of debt             -                                 -                 -          166,879
     Interest expense                                  -                                 -                 -         (612,244)
                                             --------------   --------------  ---------------  --------------   -------------
              Total Other Income (Expense)             -                                 -                 -         (445,365)

Net (loss)                                   $  (159,687)     $ (13,512)      $   (330,037)    $     (69,426)   $ (11,449,995)
                                             ==============   ==============  ===============  ==============   ==============


Net (loss) per share - basic and fully diluted  $ (0.0025)    $  (0.0004)     $   (0.0072)     $    (0.0020)
                                             ==============   ==============  ===============  ==============

Stockholders' Equity:
Weighted average number of common
 shares outstanding - basic and fully diluted   64,785,003      34,991,321      45,794,137       34,957,255
                                             ==============   ==============  ===============  ==============



   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Cash Flows
                           (Development Stage Company)

                                                                    For the Nine         For the Nine         January 27, 1997
                                                                    Months Ended         Months Ended        (Inception) through
                                                                    September 30         September 30           September 30
                                                                      2006                  2005                   2006
                                                                 ---------------    ----------------------   -------------------
Cash flows from operating activities
  Net (loss)                                                     $     (330,037)      $        (69,426)       $     (11,449,995)
  Adjustments to reconcile net (loss)
    to cash provided (used) by operating activities:
    Depreciation and amortization expense                                     -                      -                   51,758
    Shares issued for services and expenses                              95,084                 30,000                2,353,968
    Gain (Loss) on extinguishment of debt                                     -                      -                   17,181
    Preferred stock issued for marketing rights                               -                      -                2,340,000
    Contributed services                                                      -                      -                   50,000
    Shares issued for interest                                                -                      -                  149,730
    Accounts payable converted to judgements payable                          -                      -                    9,175
    Shares issued for payables                                          426,549                      -                  426,549
    Rounding                                                                  1                                               1
    Changes in assets and liabilities:
       Increase (decrease) in Due to Related Parties                    (63,950)                     -                    6,000
       Increase (Decrease) in bank overdraft payable                          -                      -                        -
       Increase (Decrease) in accounts payable and accrued
        liabilities                                                    (129,569)               (11,309)                  63,321
                                                                 ---------------    ----------------------   -------------------
Net cash (used) by operating activities                                  (1,922)               (50,735)              (5,982,312)
                                                                 ---------------    ----------------------   -------------------

Cash flows from investing activities
          Purchase of fixed assets                                            -                      -                        -
                                                                 ---------------    ----------------------   -------------------
Net cash provided by investing activities                                     -                      -                        -
                                                                 ---------------    ----------------------   -------------------

Cash flows from financing activities
          Proceeds from Shareholder                                           -                      -                  112,500
          Proceeds from issuance of common stock                              -                 33,000                1,460,270
          Proceeds from notes payable                                         -                      -                2,963,202
          Stock for debt                                                                             -                  600,600
          Contributed capital                                                 -                      -                  847,258
          Preferred shares exchanged for common                               -                      -                        -
                                                                 ---------------    ----------------------   -------------------
Net cash provided by financing activities                                     -                 33,000                5,983,830
                                                                 ---------------    ----------------------   -------------------

Net (decrease) in cash                                                   (1,922)               (17,735)                   1,518
Cash and equivalents - beginning                                          3,440                 17,899                        -
                                                                 ---------------    ----------------------   -------------------
Cash and equivalents - ending                                     $       1,518      $             164       $            1,518
                                                                 ===============    ======================   ===================
CashPaid For:
          Interest                                                $           -      $               -       $                -
                                                                 ===============    ======================   ===================
          Income Taxes                                            $           -      $               -       $                -
                                                                 ===============    ======================   ===================

Non-cash Activities:
          Stock Issued for Services                               $           -      $          30,000       $          851,407
                                                                 ===============    ======================   ===================
          Stock Issued for Accounts Payable                       $      83,024      $                       $          171,024
                                                                 ===============    ======================   ===================
          Cancellation of Shares                                  $                  $                       $          500,000
                                                                 ===============    ======================   ===================
          Common Stock Issued in Satisfaction of Promissory Note  $                  $                       $          442,286
                                                                 ===============    ======================   ===================
          Deemed Interest Converted into Additional Paid in Capital
                   Related to Note Payable                        $                  $                       $           41,700
                                                                 ===============    ======================   ===================
          Conversion of Preferred Shares into
                   Common Shares                                  $           -      $                       $       (3,709,575)
                                                                 ===============    ======================   ===================
          Conversion of Due to Related Party and Notes Payable into
                   Preferred Shares in Consolidated Entry        $                   $                       $       (3,709,575)
                                                                 ===============    ======================   ===================


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
                                   ============= ========== ===========  ========== =============  ============== ============

   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

Stock issued for services at
$0.10 per share                                               2,496,000       2,496       247,104                      249,600

Stock issued for cash at
$0.10 per share                                               1,435,000       1,435       142,065                      143,500

Stock issued for services at
$0.05 per share                                               1,000,000       1,000        49,000                       50,000

Stock issued for services at
$0.05 per share                                               1,700,000       1,700        83,300                       85,000

Stock issued for services                                       700,000         700        34,300                       35,000

Stock issued for debt                                         6,006,000       6,006       594,594                      600,600

Contributed capital                                                                       847,258                      847,258

Net (Loss) for the year ended
       December 31, 2004                                                                               (1,075,285)  (1,075,285)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2004          3,000,000       3,000  34,691,321      34,691    10,727,192     (10,795,502)     (30,619)

                                   ============= ========== ===========  ========== =============  ============== ============

Stock issued for services (settle
lawsuit) at $0.085 per share                                    200,000         200        19,800                       20,000

Stock issued for services at
$0.09 per share                                                 100,000         100         8,900                        9,000

Stock issued for services at
$0.05 per share                                               1,150,000       1,150        56,350                       57,500

Net (Loss) for the yead ended
       December 31, 2005                                                                                 (324,456)    (324,456)

                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at December 31, 2005          3,000,000       3,000  36,141,321      36,141    10,812,242     (11,119,958)    (268,575)
                                   ============= ========== ===========  ========== =============  ============== ============

Preferred shares converted
to common shares                    (1,500,000)      (1,500)  9,000,000       9,000        (7,500)                           -

Common shares issued for debt at
$0.02 per share                                              21,327,458      21,327       405,222                      426,549

Common shares issued for services at
$0.02 per share                                               4,754,200       4,754        90,330                       95,084

Net (Loss) for the nine months ended
      September 30, 2006                                                                                 (330,037)    (330,037)

Rounding                                                                          1                                          1
                                   ------------- ---------- -----------  ---------- -------------  -------------- ------------
Balance at September 30, 2006        1,500,000       1,500   71,222,979      71,223    11,300,294     (11,449,995)     (76,978)
                                   ============= ========== ===========  ========== =============  ============== ============

   The accompanying Notes are an integral part of these financial statements

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2006


   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2006


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

NOTE 4 - COMMON STOCK ISSUED FOR ACCOUNTS PAYABLE

         On July 24, 2006, the Company issued 4,151,208 common shares to settle outstanding delinquent accounts payable in the amount of $83,024.

         On August 3, 2006, the Company issued 11,853,750 common shares to settle outstanding delinquent payables in the amount of $237,075. On that same date the Company also issued 5,322,500 common shares to and officer of the Company to settle a delinquent liability owing to him in the amount of $106,500.

NOTE 5 - COMMON STOCK ISSUED FOR SERVICES

         On July 24, 2006, the Company issued 1,824,200 common shares in payment for services rendered in the amount of $36,484. On that same date the Company also issued 1,000,000 common shares to an officer of the company in payment for services rendered in the amount of $20,000.

         On August 3, 2006, the Company issued 1,930,000 common shares in payment for services rendered in the amount of $38,600.

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2006


NOTE 6 - COMMON STOCK AUTHORIZED

   On September 21, 2006, the number of authorized $0.001 par value common shares was increased to 500,000,000.

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

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and negotiations aimed at securing additional projects in the healthcare and alternative medicine field. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2006 and beyond if the Company is unable to secure additional financing. Management is also examining new business opportunities in the healthcare area and alternative medicine fields where the limited expertise with the prescription benefit cards and products can be utilized to develop a successful health care business model. Management is also actively examining non-healthcare related ventures that current management also has expertise in.

The Registrant incurred a net loss of approximately $159,687 for the three months ended September 30th, 2006. The Registrant's total liabilities exceed its total assets by approximately $76,979 as of September 30th, 2006. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been attempting to operate the business as described above and is currently attempting to devise a more successful model or direction. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $5,573. The Registrant received $3,000 in revenue in the three month period ended September 30th, 2006 and received no revenue for three month period ended September 30th, 2005. Operating activities during the quarter have been related primarily to management, legal, accounting and administration, as well as meetings, travel, examination, review and discussions regarding alternative business directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and marketing of related infrastructure services and also continue to seek new and potentially lucrative business opportunities for the Company.

The Registrant has only very limited operations with its health and wellness venture. The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain more customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the healthcare, alternative medicine and wellness sector.

General and administrative expenses
------------------------------------

General and administrative expenses totaled $162,687 for the three months ending September 30th, 2006, compared to $13,512 for the three months ending September 30th, 2005. This increase was due to an increase in organization, accounting, legal, business review, examination and travel costs associated with healthcare, alternative medicine and other potential business examinations.

Net Loss
---------

The Registrant incurred a net loss of $159,687 for the three months ending September 30th, 2006, compared to net loss of $13,512 in the three months ending September 30th, 2005.

Liquidity and Capital Resources
--------------------------------

As of September 30th, 2006, the Registrant had current assets of $1,517. As of September 30th, 2005, the Registrant had current assets in the amount of $164, compared to assets in the amount of $3,440 on December 31, 2005. The Registrant has total liabilities in the amount of $78,496 as of September 30th, 2006, compared to $272,015 as of December 31, 2005.

As of September 30th, 2006, the Registrant had a working capital deficit of $76,979 and an adjusted accumulated deficit of $11,449,995. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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

Item 3. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's CEO and Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                  LIFESPAN INC.


                                               /s/ Karl Harz
                                               -------------
                                               By: Karl Harz CEO/CFO/Director
                                               Date: November 14th, 2006