Form 10KSB
period 2006-12-31
LIFESPAN INC.
filed 2007-04-13
CIK 1040839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended December 31, 2006
                                -----------------

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

                               6204 Sugartree Ave,
                              Las Vegas, Nv. 89141
                         -------------------------------
                    (Address of principal executive offices)

                                 (866) 883-9971
                           --------------------------
                           (Issuer's telephone number)

                                 NationsRx, Inc
                                27 Oakmont Drive
                             Rancho Mirage, Ca 92270
         --------------------------------------------------------------
             (Former Name and Address if Changed Since Last Report)

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
Yes  X     No
   -----     ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $3000.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $13,549,413 as of April 12th, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 81,622,975 Common Shares as of April 12th, 2007

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

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

Lifespan Inc. ("Company" or the "Registrant") was incorporated on January 27, 1997 in the State of Nevada as Eclipse Entertainment Group, Inc. The Company changed its name from NationsRx Inc. to Lifespan Inc. on March 30th, 2006 and altered its healthcare focus to begin operating as a more generalized healthcare services organization that seeks to provide a broad array of innovative healthcare related products and services. The Company currently has no employees, other than its officers and directors. The officers and directors handle the business activities of the Company.

Business of the Company


The Registrant entered into an Agreement on April 6, 2003 with NationsRx, Inc., a California private Company (herein "NationsRx California"), to market a pharmacy benefit management program. However, due to limited funding and the creation of a government program the Company was forced to dramatically curtail its marketing efforts and cancel its planned marketing program. The Agreement was later terminated and the Company continued to evaluate various health care programs, products and systems.

During the past year the Company has been in continuous discussions with several affiliated individuals and groups regarding developing a model based upon their particular medical programs and theories based upon certain theories of healthy and natural eating, avoidance of environmental contaminants and certain blood testing programs. Unfortunately, after much scrutiny and evaluation the majority of the programs were found not to be conducive individually to a full-scale launch by the Company. However, the expertise developed by the Company's Directors and Officers in this process has enabled the Company to embark upon various co-development programs with several interested parties and to formulate a consensus of where the Company wants to be in this field.

The Company is focused upon introducing an environmentally friendly health care program that will strive to deliver enhanced longevity through looking, feeling and living better. The Company is also working to design, develop, license or distribute premium-quality, environmentally friendly, natural and effective health and wellness personal care products and services which will be marketed under the Lifespan brand through various distribution channels

The Company hopes to develop, license and market branded consumer products, technologies and services that are well suited to either individual home use or facility treatment based approaches that are healthy, natural, and in balance with our environment. We hope to market and sell our products, technologies and services by educating consumers about the benefits and distinguishing characteristics of our unique and proprietary products and systems and by providing personalized customer service, care and advice through a network of affiliated Lifespan marketing locations and through the web.

The Registrant utilizes the services of its Officers and Directors and experienced industry consultants to conduct business. During the year the
Company has been attempting to develop and /or acquire new and related businesses. Recently, the Company decided to utilize the expertise of its Board and begin examining alternatives available to the Company in the environmentally friendly energy and shelter fields. The Board feels that their expertise gives them a valuable perspective upon unique and environmentally conscious technologies designed to help make our environment healthier. Accordingly, the Company is currently formulating a strategy, which will allow a compatible expansion of operations into this area. Additionally, the Company has been attempting to negotiate financing with which to continue its business operations. The Company will not be able to pursue any further business ventures if it is not able to secure additional financing.

Over the last two years, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the negotiations and discussions described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and limited marketing efforts related to the various previous health care business models. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2007 and beyond if the Company is unable to secure additional financing.

Research and Development

The Company incurred research and development expenditures of approximately $160,000 in the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 combined.

Government Regulation

Currently, the Company is not aware of any existing or pending governmental regulation that will have a material impact on the operations of the Company.

Additional Information

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. Our headquarters are located at 6204 Sugartree Ave, Las Vegas, NV 89141. Our phone number is (866) 883-9971.

Business Risks

Only Limited Prior Operations

The Company has only limited operations. The Company's principal activities to date have been limited to production of one film and its operations throughout the last three years as a prescription benefit card and generalized health care services organization. The Company has a limited record of any revenue-producing operations in any of its activities. At this time, there is no basis for the assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company continues to be unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

Need for Additional Financing May Effect Operations

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1,500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

A large portion of the Company's financing to date has been through the issuance of shares or through equity financing with share based collateral. There can be no assurances that the Company will become self-sufficient. Therefore, the Company may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Company.

Substantial Competition

The Company may experience substantial competition in its efforts to locate and attract customers for its products. Almost all competitors in the health care industry have greater experience, resources, and managerial capabilities than the Company and may be in a better position than the Company to obtain access to attractive products. There are a number of larger companies, which will directly compete with the Company. Such competition could have a material adverse effect on the Company's profitability or viability.

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

Success of Company is Dependent on Management

The Company's success is dependent upon the hiring and retention of key personnel. None of the officers or directors have any term employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

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

ITEM 2.    DESCRIPTION OF PROPERTY

The Company currently rents its offices under a month to month lease for $1,000 per month from Strategic Financial Services Inc. The Company has approximately $3,000 worth of office furniture and equipment at this location.

ITEM 3.    LEGAL PROCEEDINGS
The Company is not presently a party to any litigation, or to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

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

     Date                  Closing Price                     Closing Bid
                        High            Low             High             Low
     2006
 Jan thru March         .05              .04            .04              .03
 Apr thru June          .05              .03            .04              .02
 July thru Sept         .09              .05            .08              .04
 Oct thru Dec 31        .03              .02            .02             .015

As of April 12, 2007, the Company had approximately 185 stockholders of record (not including shares held by brokers or in street name) of the 81,622,975 shares outstanding. The Company has never declared or paid dividends on its Common Stock.

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

Sales of Unregistered Shares

During the fiscal year ended December 31, 2006, the Company sold securities that were not registered under the Securities Act of 1933 and those transactions are as follows:

During 2006, the Company issued 2,038,000 of its $0.001 par value common stock for cash at $0.03 per share and 466,666 common shares for cash at $0.0268 per share for a combined total of $75,000 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During 2006, the Company issued 33,931,656 shares of its $0.001 par value common stock for services and debt valued at $757,133 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

Business Strategy

The overall strategic plan for the Company was to generate sufficient profits from its operations as a healthcare services organization providing a broad array of innovative healthcare related products and services. As a result of the termination of the Company's exclusive license to these products the Company has been looking for new related products and will be expanding its search to businesses outside the healthcare sector if management believes they can be acquired and operated profitably and within the Company's general healthy, natural and environmentally friendly guidelines. Until such time as the Company receives new financing, the Company will not be expending further funds to expand its operations and will instead focus upon generating revenue from the healthcare products and securing a new business or direction for the Company.

Twelve Month Plan of Operation
For the period from the Registrant's inception through the period reported by this Form 10-KSB, there have been limited operations. Operating activities have been related primarily to establishing the management and operating infrastructure, as well as the distribution of the movie, Ancient Warriors, and the sale of an array of healthcare products and services. The Registrant has concentrated its efforts on generating revenue from sales of related healthcare products and in developing and/or securing a new business or enterprise for the Company. There is no assurance that the Registrant will be successful in addressing these needs.

General and Administrative Expenses
General and administrative expenses consist of related general corporate functions, including marketing expenses, professional service expenses and travel. The Registrant expects general and administrative expenses to decrease as it limits its activities to promoting and marketing its pharmacy benefit cards and seeking to secure a new business or direction for the Company. General and administrative expenses totaled $591,292 for the fiscal year ended December 31, 2006, as compared to $324,456 for the fiscal year ended December 31, 2005. This increase was due to the expansion of costs for consultants and costs associated with the review and attempted development of health care products and systems.

Net Loss
The Company incurred a net loss of $588,292 for the fiscal year ended December 31, 2006, as compared to net loss of $324,456 in the fiscal year ended December 31, 2005.

Liquidity and Capital Resources
The Company's current liabilities exceed its current assets by a total of $24,733 for the fiscal year ended December 31, 2006. As of December 31, 2006, the Company had an accumulated deficit of $11,708,251. This raises substantial doubt about the Company's ability to continue as a going concern.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1,500,000 in additional funds during the next 12 months through a private placement. These monies will be used for healthcare product development and sales and natural and environmentally friendly energy and shelter product review as well as general operating expenses. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

ITEM 7.    FINANCIAL STATEMENTS


                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                                 Balance Sheets
                           (Development Stage Company)

                                                                  December 31              December 31,
                                                                    2006                      2005
                                                             -------------------       --------------------
Assets

Current assets:
     Cash and cash equivalents                               $            368            $        3,440
                                                             -------------------       --------------------
              Total Current Assets                                        368                     3,440

              Total Assets                                   $            368                $    3,440
                                                             ===================       ====================


Liabilities and Stockholders' (Deficit)

Current liabilities:
     Accounts payable                                        $              -            $      178,580
     Due to related party                                                   -                    69,950
     Judgment payable                                                  25,103                    23,485
                                                             -------------------        --------------------

              Total Current Liabilities                                25,103                   272,015
                                                             -------------------        --------------------


Stockholders'  (deficit):

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 1,500,000 and 3,000,000 shares issued and
outstanding respectively                                                1,500                    3,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
81,622,975 and 36,141,321 issued and outstanding respectively          81,623                   36,141
Additional paid-in capital                                         11,600,393               10,812,242
Deficit accumulated during the development stage                  (11,708,251)             (11,119,958)
                                                             -------------------        --------------------
              Total Stockholders' (Deficit):                          (24,735)                (268,575)
                                                             -------------------        --------------------

              Total Liabilities and Stockholders' (Deficit)   $           368               $    3,440
                                                             ===================       ====================

   The accompanying Notes are an integral part of these financial statements

                                Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Operations
                           (Development Stage Company)


                                                                                                               January 27, 1997
                                                            For the Twelve Months Ended                       (Inception) through
                                            -----------------------------------------------------------
                                                  December 31                    December 31                      December 31
                                                      2006                            2005                            2006
                                            ----------------------------    ---------------------------    ---------------------
Revenue                                     $                  3,000        $                      -        $             4,058

Expenses
     General and administrative expenses                     591,292                         324,456                    915,748
                                            ----------------------------    ---------------------------    ---------------------
                                                             591,292                         324,456                    915,748
                                            ----------------------------    ---------------------------    ---------------------
(Loss) from Operations                                      (588,292)                       (324,456)                  (911,690)

(Loss) from Discontinued Operations                                -                               -                (10,199,718)

Other income (loss):                                               -                               -                          -

     Gain (Loss) on extinguishment of debt                         -                               -                    (17,181)
     Interest expense                                              -                               -                   (578,044)
                                            ----------------------------    ---------------------------    ---------------------
              Total Other Income (Expense)                         -                               -                   (595,225)

     Income (Loss) before income taxes                      (588,292)                       (324,456)               (11,706,633)
     Income Tax                                                    -                               -                          -
                                            ----------------------------    ---------------------------    ---------------------

Net (loss)                                     $            (588,292)          $            (324,456)         $     (11,706,633)
                                            ============================    ===========================    =====================

Net (loss) per share - basic and fully diluted $               (0.01)          $              (0.01)
                                               =======================         ======================

Stockholders' Equity:
Weighted average number of common
     shares outstanding - basic and fully diluted         53,440,060                      35,158,033
                                               =======================         ======================


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
                                                                                                                     (Deficit)
                                                  Issued                   Issued                    During the
                                   Preferred    Preferred      Common      Common     Additional     Development
                                     Stock        Stock        Stock        Stock      Paid-In          Stage           Total
                                     Shares       Amount$      Shares      Amount$     Capital$          $               $
                                 =============  ============ ===========  ========== ============   ==============  =============
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
                                                                                                                     (Deficit)
                                                  Issued                   Issued                    During the
                                   Preferred    Preferred      Common      Common     Additional     Development
                                     Stock        Stock        Stock        Stock      Paid-In          Stage           Total
                                     Shares       Amount$      Shares      Amount$     Capital$          $               $
                                 =============  ============ ===========  ========== ============   ==============  =============
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

                                 Lifespan, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                                    Accumulated
                                                                                                                     (Deficit)
                                                  Issued                   Issued                    During the
                                   Preferred    Preferred      Common      Common     Additional     Development
                                     Stock        Stock        Stock        Stock      Paid-In          Stage           Total
                                     Shares       Amount$      Shares      Amount$     Capital$          $               $
                                 =============  ============ ===========  ========== ============   ==============  =============
Preferred shares converted
to common shares                (1,500,000)    (1,500)       9,000,000     9,000       (7,500)                         -

Common shares issued for debt at
$0.02 per share                                              21,327,458    21,327       405,222                      426,549

Common shares issued for services at
$0.02 per share                                              4,754,200      4,754        90,330                       95,084

Common shares issued for debt at
 $0.03 per share                                             3,799,998      3,800       110,200                      114,000

Common shares issued for services at
 $0.03 per share                                             4,050,000      4,050       117,450                      121,500

Common shares issued for cash at
$.03 per share                                               2,083,332      2,083        60,417                       62,500

Common shares issued for cash at
$.0268 per share                                               466,666        467        12,033                       12,500

Net (Loss) for the year ended
     December 31, 2006                                                                               (588,292)      (588,292)
                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at December 31, 2006       1,500,000      1,500     81,622,975     81,622     11,600,394    (11,708,250)    (24,734)
                                 ============= ============ ============ ========== ============   ==============  =============



   The accompanying notes are an integral part of these financial statements.

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Cash Flows
                           (Development Stage Company)

                                                                    For the Twelve         For the Twelve     January 27, 1997
                                                                     Months Ended          Months Ended      (Inception) through
                                                                      December 31           December 31          December 31
                                                                         2006                  2005                 2006
                                                                  -------------------    ------------------    -----------------
Cash flows from operating activities
  Net (loss)                                                      $      (586,675)       $      (69,426)       $    (11,706,633)
  Adjustments to reconcile net (loss)
    to cash provided (used) by operating activities:
    Depreciation and amortization expense                                       -                     -                  51,758
    Shares issued for services and expenses                               216,584                30,000               2,475,468
    Gain (Loss) on extinguishment of debt                                       -                     -                  17,181
    Preferred stock issued for marketing rights                                 -                     -               2,340,000
    Contributed services                                                        -                     -                  50,000
    Shares issued for interest                                                  -                     -                 149,730
    Accounts payable converted to judgements payable                        1,617                 9,175                  25,103
    Shares issued for payables                                            540,549                     -                 540,549
    Changes in assets and liabilities:
      Increase (decrease) in Due to Related Parties                       (69,950)                    -                       -
      Increase (Decrease) in accounts payable and accrued liabilities    (180,197)              (20,484)                 (1,618)
                                                                  -------------------    ------------------    -----------------
Net cash (used) by operating activities                                   (78,072)              (50,735)             (6,058,462)
                                                                  -------------------    ------------------    -----------------

Cash flows from investing activities
Net cash provided by investing activities                                       -                     -                       -
                                                                  -------------------    ------------------    -----------------


Cash flows from financing activities
           Proceeds from Shareholder                                            -                     -                 112,500
           Proceeds from issuance of common stock                          75,000                33,000               1,535,270
           Proceeds from notes payable                                          -                     -               2,963,202
           Stock for debt                                                                             -                 600,600
           Contributed capital                                                  -                     -                 847,258
Net cash provided by financing activities                                  75,000                33,000               6,058,830
                                                                  -------------------    ------------------    -----------------

Net (decrease) in cash                                                     (3,072)              (17,735)                    368
Cash and equivalents - beginning                                            3,440                17,899                       -
                                                                  -------------------    ------------------    -----------------
Cash and equivalents - ending                                      $          368        $          164         $           368
                                                                  ===================    ==================    =================

CashPaid For:
           Interest                                                $            -        $            -         $             -
                                                                  ===================    ==================    =================
           Income Taxes                                            $            -        $            -         $             -
                                                                  ===================    ==================    =================

Non-cash Activities:
           Stock Issued for Services                               $      216,584        $       30,000         $     1,067,991
                                                                  ===================    ==================    =================
           Stock Issued for Accounts Payable                       $      540,549        $                      $       628,549
                                                                  ===================    ==================    =================
           Cancellation of Shares                                  $                     $                      $       500,000
                                                                  ===================    ==================    =================
           Common Stock Issued in Satisfaction of Promissory Note  $                     $                      $       442,286
                                                                  ===================    ==================    =================
           Deemed Interest Converted into Additional Paid in Capital
                    Related to Note Payable                        $                     $                      $        41,700
                                                                  ===================    ==================    =================
           Conversion of Preferred Shares into
                    Common Shares                                  $        1,500        $                      $    (3,708,075)
                                                                  ===================    ==================    =================
           Conversion of Due to Related Party and Notes Payable into
                    Preferred Shares in Consolidated Entry         $                     $                      $    (3,709,575)
                                                                  ===================    ==================    =================




   The accompanying Notes are an integral part of these financial statements

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005


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

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
Development Stage Entity
------------------------

The Company's operations have been limited to general administrative operations and are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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


Basic Loss Per Share
---------------------
                                      For the Year Ended
                                       December 31, 2006

                    (Loss)                Shares                (Loss) Per Share
                 (Numerator)            (Denominator)                Amount

            $        (586,675)           53,440,050                 $(0.01)

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
-----------------------------------------------------------------------------
Net Loss per Common Share (Cont'd)
----------------------------------

                                   For the Year Ended
                                   December 31, 2005

                   (Loss)              Shares                  (Loss) Per Share
                (Numerator)          (Denominator)                 Amount


              $  (324,456)             35,158,033            $        (0.01)

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

Advertising Costs
-----------------

Advertising costs incurred in the normal course of operations are expensed accordingly. Advertising costs incurred for the years ended December 31, 2006 and 2005 were $ -0- and $-0- respectively.

Cash and Cash Equivalents
-------------------------

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value of Financial Instruments
-----------------------------------

As of December 31, 2006, and December 31, 2005, the fair value of cash and accounts receivable and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Income Taxes
------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Income Taxes (Cont'd)

carryforward of $11,706,633 as of December 31, 2006 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2006 and 2005 are as follows:


                                                 2006             2005
                                                 ----             ----
Deferred tax asset:
  Net operating loss carryforward        $     11,706,633  $    11,119,958
  Valuation allowance                         (11,706,633)     (11,119,958)
                                         -----------------  ---------------

                                         $        -        $             -
                                         -----------------  ---------------


The components of income tax expense are as follows:

                                                2006               2005
                                               -----               ----
  Current Federal Tax                  $         -          $        -
  Current State Tax                              -                   -
  Change in NOL benefit                      (200,019)          (110,315)
  Change in allowance                  $      200,019       $    110,315
                                       ----------------     --------------

                                       $        -           $        -
                                       ----------------     --------------


The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                           Expiration
   Year of Lease                        Amount               Date
   -------------------------------------------------------------------
       2001                         $    1,088,801            2021
       2002                              4,168,432            2022
       2003                              3,739,563            2023
       2004                              1,075,285            2024
       2005                                324,456            2025
       2006                         $      588,292            2026

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

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

New Accounting Pronouncements
-----------------------------

During the year ended December 31, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157, Fair Value Measurements
SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.


NOTE 2 - COMMON STOCK
---------------------
During 2006, the Company converted 1,500,000 issued preferred shares to 9,000,000 issued common stock shares valued at $0.001 par value. The Company also issued 33,931,656 shares of its common stock for services and debt valued at $757,133. Further, the Company issued 2,083,332 common shares for cash at $0.03 per share and 466,666 common shares for cash at $0.0268 per share for a combined total of $75,000.

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 2 - COMMON STOCK (Cont'd)
------------------------------

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

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 3 - GOING CONCERN
----------------------

The Company incurred a net loss of approximately $588,292 and $ 324,456 for the years ended December 31, 2006 and 2005, respectively, and current liabilities exceed current assets by approximately $ 24,734 as of December 31, 2006. For the forgoing reasons, substantial doubt exists regarding the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

The Company was named in a lawsuit for nonpayment of attorney's fees. The Plaintiff in the suit has obtained a judgment against the Company in the amount of $14,311. This amount includes the original fees, plus attorney's fee for the suit, costs, and interests. Additionally, the Company was named in a lawsuit for nonpayment of attorney's fees in the amount of $ 10,792. These two obligations have been accrued by the Company as a liability called "Judgment Payable".

NOTE 5 - MINORITY INTEREST
--------------------------

On June 30, 2003, the majority owners of the Company's only subsidiary agreed that the subsidiary would be spun off, together with all its assets and liabilities. The spin off of the subsidiary was accounted for with an adjustment to additional paid-in capital and a gain on extinguishments of debt for the liabilities that were transferred to the subsidiary.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

The Company and some of its former and current officers were named as defendants in a civil lawsuit, in which a former consultant to the Company sought general and compensatory damages in excess of $1,000,000. The Company settled this suit on or about January 27, 2005 through the issuance of 200,000 shares of its $0.001 par value common stock and a payment in the amount of $20,000.

NOTE 7 - ADVANCES FROM RELATED PARTY
------------------------------------

During the years ended December 31, 2006, and December 31, 2005, a former officer, Director, shareholder in the Company made cash advances to the Company, $58,000 and $69,950 respectively. These amounts have been satisfied in issuance of shares of common stock.


NOTE 8 - PREFERRED STOCK
------------------------

                                 LIFESPAN, INC.
                           (Formerly Nations RX, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005


The Company has 10,000,000 shares of $0.001 par value preferred shares authorized which may be issued in different series. During 2003, the Company issued 3,000,000 preferred shares for marketing rights. In 2006, 1,500,000 preferred shares were converted to common stock on a six to one basis. The shares are convertible into common shares but the shares have voting rights at the rate of six votes per preferred share that may be voted at any meeting of stockholders.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's CEO, Mr. Stuart Brame, and the Company's Chief Financial Officer, Mr. Karl Harz. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, executive officers and key employees of the Company are set forth below. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any term employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the directors of the Company.

     Name                  Age         Position            Dates Served
Stuart Brame                60         CEO & Director      From Feb 2007 to Date
Karl Harz                   55         CFO and Director    From Dec 2003 to Date
Albert Cook                 69         Director            From Dec 2003 to Date
William Philip Blase        55         Director            From Dec 2003 to Date
Monty Ormsby                76         Director            From Feb 2007 to Date

All its directors will hold office at the discretion of the Board or until the next annual meeting of shareholders and until their successors have been elected and qualified. Set forth below is certain biographical information with respect to each of its officers and directors.

Stuart V. Brame, Director, CEO
Mr. Brame comes to Lifespan with extensive experience in the area of corporate development with over 25 years of marketing, corporate development and managerial experience. Mr. Brame has formerly held the position of President and Director of Harvard Scientific Corp a public biomedical public company involved in the development of many sophisticated and leading edge medical technologies. Mr. Brame was instrumental in establishing development teams, structuring the financing for the purpose of advancing those companies and designing the development model to allow the companies to achieve future growth.

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

William Philip Blase, MD, M.Sc. FACS, Director

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

Monty Ormsby, Director

Mr. Ormsby has had a distinguished 40-year career in all areas of real estate development, marketing and sales and is licensed as a California Real Estate Broker. He has also been extensively involved in many aspects of the film and entertainment industry and the thoroughbred racing industry and has spent the last few years working on web based social networking for seniors. Mr. Ormsby has recently completed the development of the "Senior Network"(TM) an expansive model for web based delivery of services to seniors.

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

Name and principal position     Number of late  Transactions not  Known failures
                                  reports        timely reported    to file a
                                                                  required form
Stuart Brame, Director and CEO       0                   0               0
Karl J. Harz, Director, CFO          0                   0               0
Albert Cook, Director                0                   0               0
William Philip Blase, Director       0                   0               0
Monty Ormsby, Director               0                   0               0

Code of Ethics Disclosure Compliance

As of December 31, 2006, the Company has not adopted a Code of Ethics for Financial Executives, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Subsequent to December 31, 2006, the Company has again begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company for the last three years:

                                 Annual Compensation                         Long Term Compensation
   Name       Title     Year  Salary   Bonus    Other Annual    Restricted  Warrants  LTIP         All Other
                                ($)     ($)     Compensation      Stock     & Options  payouts    Compensation
                                                     ($)         Awarded       (#)       ($)          ($)
                                                                   ($)
  Stuart                         0       0            0             0           0         0            0
   Brame       CEO      2007

As of the date of this document, the Company has no outstanding stock options held directly by its Named Executive Officers, and the Company has adopted no formal stock option plans for its officers, directors and/or employees. The Company reserves the right to adopt one or more stock option plans in the future.

The Company presently has no employment contracts in effect with the named Officers

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

The following table sets forth certain information as of April 12th, 2007 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of class   Name of beneficial owner  Amount of beneficial Percent of class ownership
  Common              Karl Harz                 1,500,000 (2)           1.83%
  Common             Albert Cook                  495,000                .60%
  Common            William Blase                 665,000                .81%

Grand Total                                     2,660,000               3.25%

Total of all directors and executive officers   2,660,000               3.25%
 (5 persons)

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) This figure includes the 500,000 shares owned by Karl and Marilyn Harz in joint tenancy

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a) The Company currently rents its offices under a month to month lease for $1,000 per month from Strategic Financial Services Inc, a Company by which the Chief Financial Officer of the Company is employed.

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

None

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND
SERVICES

Audit Fees
The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2006 were $9,750 and approximately $11,000 respectively.

Audit-Related Fees
The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2006.

All Other Fees
The aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2006 were $0 and $0 respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFESPAN INC.
/s/ Stuart Brame
----------------
By: Stuart Brame
CEO/Director
Date: April 12, 2007

/s/ Karl Harz
-------------
By: Karl Harz
CFO/Director
Date: April 12, 2007



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Stuart Brame
-------------------------------------
Stuart Brame, Director                               Date: April 12, 2007



/s/ William Philip Blase
-------------------------------------
William Philip Blase, Director                        Date: April 12, 2007


/s/ Karl Harz
-------------------------------------
Karl Harz, Director                                   Date: April 12, 2007


/s/ Albert Cook
-------------------------------------
Albert Cook, Director                                 Date: April 12, 2007

/s/ Monty Ormsby
-------------------------------------
Monty Ormsby, Director                               Date: April 12, 2007