Form 10KSB/A
period 2006-12-31
LIFESPAN INC.
filed 2007-04-24
CIK 1040839

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                        Commission file number: 000-28219

                                  LIFESPAN INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Nevada                                                      91-1766849
-------------------------------                             ----------
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

ITEM 7.    FINANCIAL STATEMENTS





                                                  Todd D.Chisholm, Audit Partner
CHISHOLM                                           Nephi J.Bierwolf, Tax Partner
BIERWOLF &                                          Troy F.Nilson, Audit Partner
NILSON, LLC Certified Public Accountants            Shauna S.Howe, Audit Partner
================================================================================
 533 West 2600 South, Suite 25 o Bountiful, Utah 84010 o Phone: (801) 292-8756
 o Fax: (801) 292-8809 o wwwcbncpa.com


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

   To the Stockholders and Directors of Lifespan, Inc.
   (Formerly Nations RX Inc.)

   We have audited the accompanying balance sheets of Lifespan, Inc. (a Nevada Corporation) (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the period January 27, 1997(Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifespan, Inc. at December 31, 2006 and 2005, and the results of its operations and cash flows for the periods then ended and the period January 27, 1997(Inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.


   The accompanying financial statements have been prepared assuming that Lifespan, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Lifespan, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern.Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson, LLC
------------------------------------------------
Chisholm, Bierwolf & Nilson, LLC Bountiful, Utah
March 24, 2007


                 ==============================================
                 Member of AICPA, UACPA & Registered with PCAOB

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

LIFESPAN INC.
/s/ Stuart Brame
----------------
By: Stuart Brame
CEO/Director
Date: April 24, 2007

/s/ Karl Harz
-------------
By: Karl Harz
CFO/Director
Date: April 24, 2007



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Stuart Brame
-------------------------------------
Stuart Brame, Director                               Date: April 24, 2007



/s/ William Philip Blase
-------------------------------------
William Philip Blase, Director                        Date: April 24, 2007


/s/ Karl Harz
-------------------------------------
Karl Harz, Director                                   Date: April 24, 2007


/s/ Albert Cook
-------------------------------------
Albert Cook, Director                                 Date: April 24, 2007

/s/ Monty Ormsby
-------------------------------------
Monty Ormsby, Director                                Date: April 24, 2007