Form 10QSB
period 2007-03-31
LIFESPAN INC.
filed 2007-05-22
CIK 1040839

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                                 --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities EXCHANGE ACT of 1934

             For the transition period from __________ to __________


                        Commission File Number 000-28219
                                               ---------


                                  LIFESPAN INC.
        ----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)



                  NEVADA                                   92-1766849
--------------------------------------------   ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                              6204 Sugartree Ave.,
                               Las Vegas, NV 89141
                         -------------------------------
                    (Address of principal executive offices)

                                 (866) 485-5776
                           --------------------------
                           (Issuer's telephone number)

         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 89,822,975 shares of common stock as of May 13th, 2007
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS................................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.................................................................... 8
ITEM 3:  CONTROLS AND PROCEDURES.............................................12

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS...................................................13
ITEM 2:  CHANGES IN SECURITIES...............................................13
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS......................................................................13
ITEM 5:  OTHER INFORMATION...................................................13
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...................................14


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                                  Balance Sheet
                           (Development Stage Company)

                                                                                        (Unaudited)
                                                                                           March 31          December 31,
                                                                                             2007               2006
                                                                                -----------------------   ------------------
Assets

Current assets:

     Cash and cash equivalent                                                   $                9,826      $             368
                                                                                -----------------------   -------------------
              Total Current Assets                                                               9,826                    368

Other assets-Mining Leasehold                                                                   140,000                     -


              Total Assets                                                      $               149,826     $             368
                                                                                ========================  ===================


Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Bank overdraft payable                                                     $                     -     $               -
     Accounts payable                                                                            61,000                     -
     Due to related party                                                                       129,985                     -
     Judgement payable                                                                           25,103                25,103
                                                                                ------------------------  -------------------
              Total Current Liabilities                                                         216,088                25,103
                                                                                ------------------------  -------------------


Stockholders' equity (deficiency):

     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        1,500,000 and 3,000,000 shares issued and outstanding respectively                        1,500                1,500
     Common stock, $0.001 par value, 100,000,000 shares authorized,
        89,822,975 and 81,622,975 issued and outstanding respectively                            89,823               81,623

     Additional paid-in capital                                                              12,112,193           11,600,393
     Prepaid Expense (stock related)                                                           (440,000)                   -
     Retained earnings (deficit)                                                            (11,829,778)          (11,708,251)
                                                                                ------------------------  -------------------


              Total Stockholders' Equity (Deficiency):                                          (66,262)              (24,735)
                                                                                ------------------------  -------------------


              Total Liabilities and Stockholders' Equity                        $               149,826              $    368
                                                                                ========================  ===================






The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Operations
                           (Development Stage Company)
                                   (Unaudited)

                                                                                                               January 27, 1997
                                                                   For the Three Months Ended                (Inception) through
                                                    -------------------------------------------------------
                                                                   March 31             March 31                   March 31
                                                                     2007                 2006                       2007
                                                    ------------------------    ------------------------- ---------------------
Revenue                                             $                   -       $                         $               4,058

Expenses
     General and administrative expenses                          121,527                         70,847               1,038,893
                                                    ------------------------    ------------------------- ---------------------
                                                                  121,527                         70,847               1,038,893
                                                    ------------------------    ------------------------- ---------------------
(Loss) from Operations                                           (121,527)                       (70,847)             (1,034,835)


(Loss) from Discontinued Operations                                    -                               -             (10,199,718)
Other income (loss):


     Gain (Loss) on extinguishment of debt                             -                               -                 (17,181)
     Interest expense                                                  -                               -                (578,044)
                                                    ------------------------    ------------------------- -----------------------
              Total Other Income (Expense)                             -                               -                (595,225)


     Income (Loss) before income taxes                                 -                               -             (11,829,778)
     Income Tax                                                        -                               -                       -
                                                    ------------------------    ------------------------- -----------------------

Net (loss)                                          $            (121,527)      $                (70,847)  $         (11,829,778)
                                                    ========================    ========================  =======================


Net (loss) per share - basic and fully diluted      $               (0.00)      $                 (0.00)
                                                    ========================    ==========================

Stockholders' Equity:
Weighted average number of common

     shares outstanding - basic and fully diluted              83,445,197                     34,141,321
                                                    ========================    ==========================








The accompanying Notes are an integral part of these financial statements

                                Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Cash Flows
                           (Development Stage Company)

                                                                  For the Three      For the Three           January 27, 1997
                                                                  Months Ended        Months Ended          (Inception) through
                                                                    March 31             March 31                 March 31
                                                                      2007                 2006                     2007
                                                               -----------------   ---------------------     --------------------
Cash flows from operating activities

         Net (loss)                                            $       (121,527)          $   (70,847)       $        (11,829,778)
         Adjustments to reconcile net (loss)
                 to cash provided (used) by operating
                 activities:                                                  -                     -                         -
                 Depreciation and amortization expense                        -                     -                      51,758
                 Shares issued for services and expenses                 40,000                     -                   2,515,468
                 Gain (Loss) on extinguishment of debt                                              -                      17,181
                 Preferred stock issued for marketing
                 rights                                                       -                     -                   2,340,000
                 Contributed services                                         -                     -                      50,000
                 Shares issued for interest                                   -                     -                     149,730
                 Accounts payable converted to
                 judgements payable                                           -                     -                      25,103
                 Shares issued for payables                                   -                     -                     540,549
                 Changes in assets and liabilities:
                 Increase (Decrease) in bank overdraft
                 payable                                                      -                   407                           -
                 Increase (Decrease) in accounts
                 payable and accrued liabilities                         61,000                55,500                      59,382
                                                               -----------------   ------------------        --------------------
Net cash (used) by operating activities                                 (20,527)              (14,940)                 (6,080,607)
                                                               -----------------   ------------------        ---------------------

Cash flows from investing activities
         Purchase of fixed assets-Mining Leasehold                     (100,000)                   -                     (100,000)
                                                               -----------------   -------------------       ---------------------
Net cash provided by investing activities                              (100,000)                   -                     (100,000)
                                                               -----------------   --------------------      ---------------------

Cash flows from financing activities

         Proceeds from Shareholder                                      129,985                11,500                     244,103
         Proceeds from issuance of common stock                               -                    -                    1,535,270
         Proceeds from notes payable                                          -                    -                    2,963,202
         Stock for debt                                                       -                    -                      600,600
         Contributed capital                                                  -                    -                      847,258
                                                               -----------------   -------------------       --------------------
Net cash provided by financing activities                               129,985                11,500                   6,190,433
                                                               -----------------   -------------------       --------------------


Net (decrease) in cash                                                    9,458                (3,440)                      9,826
Cash and equivalents - beginning                                            368                 3,440                           -
                                                               -----------------   -------------------       --------------------
Cash and equivalents - ending                                  $          9,826                     -                       9,826
                                                               =================   ===================       ====================

CashPaid For:

         Interest                                              $              -    $                -        $                  -
                                                               =================   ===================       ====================
         Income Taxes                                          $              -                     -                           -
                                                               =================   ===================       ====================

Non-cash Activities:
         Stock Issued for Services                             $        440,000    $                -        $          1,507,991
                                                               =================   ===================       ====================
         Stock Issued for Mining Properties                    $         40,000                     -                      40,000
                                                               =================   ===================       ====================
         Stock Issued for Accounts Payable                     $              -    $                -        $            628,549
                                                               =================   ===================       ====================
         Cancellation of Shares                                $              -    $                -        $            500,000
                                                               =================   ===================       ====================
         Common Stock Issued in Satisfaction of
         Promissory Note                                       $              -    $                -        $            442,286
                                                               =================   ===================       ====================
         Deemed Interest Converted into Additional Paid
         in Capital
                 Related to Note Payable                       $              -    $                -        $             41,700
                                                               =================   ===================       ====================
         Conversion of Due to Related Party and Notes
         Payable into
                 Preferred Shares in Consolidated Entry        $              -    $                -        $         (3,708,075)
                                                               =================   ===================       ====================

The accompanying Notes are an integral part of these financial statements

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2007


   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006, Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. The Company will also seek additional sources of capital through the issuance of debt or equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2007


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

NOTE 3 - ACQUISITION OF MINING CLAIM

         During the Quarter ended March 31, 2007, the Company entered into an agreement with a third party to acquire a uranium mining claim. The agreement called for the payment of $100,000 and the issuance of 200,000 common shares valued at $40,000 which were issued on March 12, 2007. The Company made a payment of $40,000 directly to the seller. A related party made a $60,000 payment to the seller on behalf of the Company as a short term advance to the Company.

NOTE 4 - COMMON STOCK ISSUED FOR SERVICES

         On March 12, 2007, the Company issued 8,000,000 common shares in payment for services in the amount of $480,000. The Company expensed $40,000 during the quarter ended March 31, 2007 and will continue to amortize the remaining $440,000 of this prepaid consulting over the life of the consulting contract.

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

Management has also been actively examining new business opportunities in the healthcare area, alternative medicine and alternative energy fields. In this vein management has determined that they would embark upon the acquisition of mineral assets with the potential of supplying uranium to the green energy sector. Management feels that the only viable means of producing the amount of electricity required, without producing greenhouse gasses is by the expanded use of nuclear energy. In this regard the Company feels that the current expertise and contacts of the Board of Directors will enable it to compete effectively in this area. As a first step, the Company has engaged the services of experienced consultants in this area and through their recommendations acquired an option on its first uranium property, as further described in section 5 hereof.

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

The Registrant incurred a net loss of approximately $121,527 for the three months ended March 31, 2007. The Registrant's total liabilities exceed its total assets by approximately $66,262 as of March 31, 2007. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been attempting to operate the business as described above and is currently attempting to devise a more successful model or direction. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.


Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $4,058. The Registrant received no in revenue in the three month period ended March 31, 2007and received no revenue for three month period ended March 31, 2006. Operating activities during the quarter have been related primarily to management, legal, accounting and administration and property option, as well as meetings, travel, examination, review and discussions regarding alternative business directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and participate in the green energy sector by acquiring undervalued energy sources and also continue to seek new and potentially lucrative business opportunities for the Company.

The Registrant has only very limited operations with its health and wellness venture and the energy sector. The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain more customers and generate sufficient revenues so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the healthcare, alternative medicine and alternative energy sector.

General and administrative expenses
------------------------------------

General and administrative expenses totaled $121,527 for the three months ending March 31, 2007, compared to $70,847for the three months ending March 31, 2006. This increase was due to an increase in organization, accounting, legal, business review, examination and travel costs associated with healthcare, alternative energy and other potential business examinations.

Net Loss
---------

The Registrant incurred a net loss of $121,527 for the three months ending March 31, 2007, compared to net loss of $70,847 in the three months ending March 31, 2006.

Liquidity and Capital Resources
--------------------------------

As of March 31, 2007, the Registrant had current assets of $149,826. As of March 31, 2006, the Registrant had current assets in the amount of nil, compared to assets in the amount of $3368 on December 31, 2006. The Registrant has total liabilities in the amount of $216,088 as of March 31, 2007, compared to $25,103 as of December 31, 2006.

As of March 31, 2007, the Registrant had a working capital deficit of $66,262 and an adjusted accumulated deficit of $11,829,778. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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


Mineral Exploration and Development Costs
------------------------------------------

The Company is in the exploration stage of its current property option.

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Significant property acquisition costs for undeveloped mineral interests that have significant potential to develop an economic ore body are capitalized. The

Company will amortize the capital costs based on proven and probable ore reserves if an economic ore body is developed. If an economic ore body is not discovered previously capitalized costs are expensed in the period in which it is determined that the property does not contain an economic ore body. Costs to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on units of production basis over proven and probable reserves. Gains and losses on the sales or retirement of assets are recorded as other income or expense.

The Company expects to have reserves in the future on any development it deems commercially viable, but at this time the Company has no current reserves, which can be demonstrated for financial reporting purposes. The essential nature of any reserves acquired or discovered will be estimates based upon ore body information presented to and reviewed by professionals. The enterprise of exploration and mining are subject to substantial uncertainties in development and operations. The Company is attempting to recruit a team of operational professionals with the highest standards for reporting always being in the forethought of management.

Any estimates arising out of our exploration, development and operational activities will be expected to be reviewed under current internal policies. Our current environment has had only a short period of active operations and management believes that all exploration, development and operating policies are being accurately maintained. Our future operations will be heavily dependent on the market values of uranium metals and our estimated costs of production. As these determinants change we would expect analysis by management of both short-term and long-term conditions, which could have a negative impact on the Company's choices concerning development and operations of its existing and future acquired properties.

Item 3. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's CEO and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission  of Matters to a Vote of  Security  Holders

None

Item 5. Other Information

On February 27th, 2007 the Company entered into consulting agreements with Brooke Consultants and New River Management Inc. to review, advise and recommend the acquisition of potential uranium properties to the Company. The contracts run for the period of one year and provide for the payment of $240,000 in fees to each of the consultants as more fully set out as Exhibits 10.1 and 10.2 The Company being unable to provide the funds necessary to make payment pursuant to the contracts agreed to issue each of the consultants four million restricted shares of the Company.

Additionally the Company entered into and agreement with Brooke Consultants Inc. to acquire from Brooke, in exchange for the immediate payment of $100,000 and 200,000 restricted shares the option to acquire all of Brooke's interest in and to an agreement to acquire 111 claims known as the La Sal West property, located in San Juan County, Utah more fully set out in Exhibit 10.3. The Company paid Brooke the $100,000 and issued the 200,000 shares on March 12th, 2007.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits
--------------------------------------------------------------------------------
Exhibit Number          Description
10.1     Consulting Agreement Brooke Consultants Inc
10.2     Consulting Agreement New River Management Inc.
10.3     Property Option Acquisition Agreement

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

                                  LIFESPAN INC.


                                               /s/ Stuart Brame
                                               -------------
                                               By: Stuart Brame CEO/CFO/Director
                                               Date: May 15th, 2007

================================================================================

Exhibit 10.1

                              CONSULTING AGREEMENT

THIS CONSULTING AGREEMENT ("Agreement") is made and entered into this 27th of February, 2007 ("Effective Date"),

Between

LIFESPAN INC
6204 Sugartree Ave,
Las Vegas, Nv. 89141

                   ("CORPORATION")

AND:

BROOKE CONSULTANTS INC.
630 East Plumb Lane,
Reno Nv. 89502

                   ("CONSULTANT")

1. Term of Agreement. The respective duties and obligations of the parties shall commence on the Effective Date and shall continue for a period of twelve (12) months.

 2.  Consultations.  The Consultant  shall make itself available to consult with the directors and the officers of the Corporation, at reasonable times, concerning any issue of importance regarding certain opportunities available to the Corporation and other relevant matters relating to the business of the Corporation. Specifically, it is anticipated that the Consultant shall (i) assist the directors and officers of the Corporation in connection with various delegated matters; and (ii) consult with the directors and officers of the Corporation regarding business direction, land acquisitions and project development.

3. Compensation. In consideration and compensation for the provision of the Services, the Corporation shall pay the Consultant the sum of $240,000 annually in advance which sum shall be due and payable upon execution hereof.

4. Management Power of the Consultant. The business affairs of the Corporation and the operation of business of the Corporation shall be conducted by the officers, administrative staff and employees of the Corporation. It is not the intention of the Corporation to grant or delegate to the Consultant, and the Corporation does not hereby grant or delegate to the Consultant any power of direction, management, supervision and control of the administrative staff or other employees of the Corporation.

5. Consultant to Act as Agent. From time to time, the Corporation may deem it advisable to enter into agreements with various persons. Regarding those agreements, the Consultant shall be, and hereby is, designated as an agent of the Corporation for the purpose of negotiating the terms and conditions of those agreements. The Consultant, however, shall not obligate the Corporation to any such agreement without first obtaining the approval of the terms and conditions of any such agreement from the Board of Directors of the Corporation.

6.  Confidential Information and Trade Secrets.

a) In the course of the discharge of the Consultant's duties to the Corporation, as a result of Consultant's relationship with the Corporation, the Consultant shall have access to, and become acquainted with, information concerning the business of the Corporation, including, but not necessarily limited to, financial, personnel, credit, sales, planning and other information which is owned by the Corporation and used regularly in the operation of the business of the Corporation, and this information constitutes trade secrets of the Corporation.

b)  During  the  term  of  this  Agreement  and at  all  times  thereafter,  the
    Consultant shall not disclose any such trade secrets, directly or indirectly, to any other person or use those secrets in any way, except as is required to carry out, perform and effectuate the services contemplated by the provisions of this Agreement.

c) All files, discs, documents, writings, records, drawings, specifications, equipment and similar items relating to the business of the Corporation are, and shall remain, exclusively the property of Client.

7.  Ownership of Books, Records, and Papers.

a) All records of the accounts of customers, debtors, service providers, suppliers, distributors, clients, and any other records and books relating in any manner whatsoever to the conduct of the Corporation's business during the term of this Agreement, whether prepared by the Consultant or otherwise coming into the Consultant's possession, shall be the exclusive property of the Corporation.

b) All such books and records shall be returned immediately to the Corporation by the Consultant on any termination of this Agreement.

8. Registration Status of Consultant. The Consultant is not engaged in the business of effecting transactions in securities for the accounts of others. The Consultant is not registered with any agency as a broker-dealer, investment advisor or investment manager, and, as a result, is precluded by law from providing to the Corporation services which would be considered to be those of a broker-dealer, investment advisor or investment manager in connection with the placement, offer or sale of securities of the Corporation. None of the services to be provided by the Consultant pursuant to the provisions of this Agreement are intended to be or shall be construed as offering or selling securities, or providing investment, legal or tax advice.

9. Services of Consultant Not Exclusive. The Consultant may represent, perform services for, and be employed by, any additional persons as the Consultant, in the Consultant's sole and absolute discretion, determines to be necessary or appropriate.

10. Employment of Assistants. If it is necessary for the Consultant to have the aid of assistants or the services of other person, in order to perform the duties and obligations required of the Consultant pursuant to this Agreement, the Consultant may from time to time, employ, engage or retain the services of such other person, with the Corporations prior written consent.

11.  Relationship Created.
                       The Consultant is not an employee of the Corporation for any purpose whatsoever, but the Consultant is an independent contractor. The
Corporation is interested only in the results obtained by the Consultant, who shall have the sole and exclusive control of the manner and means of performing pursuant to this Agreement. The Corporation shall not have the right to require the Consultant to collect accounts, investigate customer or shareholder complaints, attend meetings, periodically report to the Corporation, follow prescribed itineraries, keep records of business transacted, make adjustments, conform to particular policies of the Corporation, or do anything else which would jeopardize the relationship of independent contractor among the Corporation and the Consultant.

13. Governmental Rules and Regulations. The provisions of this Agreement and the relationship contemplated by the provisions of this Agreement are subject to any and all present and future orders, rules and regulations of any duly constituted authority having jurisdiction of that relationship.

14. Entire Agreement. This Agreement is the final written expression and the complete and exclusive statement of all the agreements, conditions, promises, representations, warranties and covenants between the parties with respect to the subject matter of this Agreement, and this Agreement supersedes all prior or contemporaneous agreements, negotiations, representations, warranties, covenants, understandings and discussions by and between and among the parties, their respective representatives, and any other person, with respect to the subject matter specified in this Agreement.

15. Number and Gender. Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders, and vice versa; and the word "person" shall include corporation, firm, trust, estate, joint venture, governmental agency, sole proprietorship, political subdivision, company, congregation, organization, fraternal order, club, league, society, municipality, association, joint stock company, partnership or other form of entity.

16. Execution in Counterparts. This Agreement may be prepared in multiple copies and forwarded to each of the parties for execution. All of the signatures of the parties may be affixed to one copy or to separate copies of this Agreement and when all such copies are received and signed by all the parties, those copies shall constitute one agreement, which is not otherwise separable or divisible.

17. Assignability. Neither party shall sell, assign, transfer, convey or encumber this Agreement or any right or interest in this Agreement or pursuant to this Agreement, or suffer or permit any such sale, assignment, transfer or encumbrance to occur by operation of law without the prior written consent of the other party. In the event of any sale, assignment, transfer or encumbrance consented to by such other party, the transferee or such transferee's legal representative shall agree with such other party in writing to assume personally, perform and be obligated by, the covenants, obligations, warranties, representations, terms, conditions and provisions specified in this Agreement.

18. Severability. In the event any part of this Agreement or the subject matter of this Agreement, for any reason, is determined by a court of competent jurisdiction to be invalid, such determination shall not affect the validity of any remaining portion or subject matter of this Agreement, which remaining portion or subject matter shall remain in full force and effect as if this Agreement had been executed with the invalid portion or subject matter thereof eliminated. It is hereby declared the intention of the parties that they would have executed the remaining portion or subject matter of this Agreement without including any such part, parts, portion or subject matter which, for any reasons, may be hereafter determined to be invalid.

19. Captions and Interpretations. Captions of the sections of this Agreement are for convenience and reference only, and the works specified therein shall in no way be held to explain, modify, amplify or aid in the interpretation, construction, or meaning of the provisions of this Agreement. The language in all parts to this Agreement, in all cases, shall be construed in accordance with the fair meaning of that language as if prepared by all parties and not strictly for or against any party. Each party and counsel for such party have reviewed this Agreement. The rule of construction which requires a court to resolve any ambiguities against the drafting party shall not apply in interpreting the provisions of this Agreement.

20. Modification. No modification, supplement or amendment of this Agreement or of any covenant, representation, warranty, condition, or limitation specified in this Agreement shall be valid unless the same is made in writing and duly executed by both parties.

21. Further Assurances. The parties shall from time to time sign and deliver any additional instruments and take any additional actions as may be necessary to effectuate the intent and purposes of this Agreement.

22. Successors and Assigns. This Agreement and each of its provisions shall obligate the heirs, executors, administrators, successors, and assigns of each of the parties. Nothing specified in this section, however, shall be a consent to the assignment or delegation by any party of such party's respective rights and obligations created by the provisions of this Agreement.

23. Survival of Representations and Warranties. All representations and warranties made by each party to this Agreement shall be deemed made for the purpose of inducing the other party to enter into and execute this Agreement. The representations and warranties specified in this Agreement shall survive the termination of this Agreement and shall survive any investigation by either party whether before or after the execution of this Agreement.

24. Concurrent Remedies. No right or remedy specified in this Agreement conferred on or reserved to the parties is exclusive of any other right or remedy specified in this Agreement or by law or equity provided or permitted; but each such right and remedy shall be cumulative of, and in addition to, every other right and remedy specified in this Agreement or now or hereafter existing at law or in equity or by statute or otherwise, and may be enforced concurrently therewith or from time to time. The termination of this Agreement for any reason whatsoever shall not prejudice any right or remedy which any party may have, either at law, in equity, or pursuant to the provisions of this Agreement.

25. Governing Law. This Agreement shall be deemed to have been entered into in the City of Las Vegas, State of Nevada, and all questions concerning the validity, interpretation, or performance of any of the terms, conditions and provisions of this Agreement or of any of the rights or obligations of the parties shall be governed by, and resolved in accordance with, the laws of the State of Nevada, without regard to conflicts of law principles. Any and all actions or proceedings, at law or in equity, to enforce or interpret the provisions of this Agreement shall be litigated in courts having situs within the City of Las Vegas, State of Nevada. No claim, demand, action, proceeding, litigation, hearing, motion or lawsuit resulting from or with respect to this Agreement shall be commenced or prosecuted in any jurisdiction other than the State of Nevada, and any judgment, determination, finding or conclusion reached or rendered in any other jurisdiction shall be null and void. Each party hereby consents expressly to the jurisdiction of any court located within the State of Nevada and consents that any service of process in such action or proceeding may be made by personal service upon such party wherever such party may be then located, or by certified or registered mail directed to such party at such party's last known address.

26. Consent to Agreement. By executing this Agreement, each party, for itself represents such party has read or caused to be read this Agreement in all particulars, and consents to the rights, conditions, duties and responsibilities imposed upon such party as specified in this Agreement. Each party represents, warrants and covenants that such party executes and delivers this Agreement of its own free will and with no threat, undue influence, menace, coercion or duress, whether economic or physical. Moreover, each party represents, warrants, and covenants that such party executes this Agreement acting on such party's own independent judgment and upon the advice of such party's counsel.


Lifespan Inc.


/s/ Stuart Brame
-------------------
Stuart Brame


Brooke Consultants Inc.


/s/ C. Ashworth
--------------------
Authorized Signatory

================================================================================

Exhibit 10.2

                              CONSULTING AGREEMENT

THIS CONSULTING AGREEMENT ("Agreement") is made and entered into this 27th of February, 2007 ("Effective Date"),

Between

LIFESPAN INC
6204 Sugartree Ave,
Las Vegas, Nv. 89141

                   ("CORPORATION")

AND:

NEW RIVER MANAGEMENT  INC.
3655 West Anthem Way,
Suite 109
Phoenix AZ 85086

                   ("CONSULTANT")

1. Term of Agreement. The respective duties and obligations of the parties shall commence on the Effective Date and shall continue for a period of twelve
(12) months.

 2.  Consultations.  The Consultant  shall make itself available to consult with the directors and the officers of the Corporation, at reasonable times, concerning any issue of importance regarding certain opportunities available to the Corporation and other relevant matters relating to the business of the Corporation. Specifically, it is anticipated that the Consultant shall (i) assist the directors and officers of the Corporation in connection with various delegated matters; and (ii) consult with the directors and officers of the Corporation regarding business direction, land acquisitions and project development.

3. Compensation. In consideration and compensation for the provision of the Services, the Corporation shall pay the Consultant the sum of $240,000 annually in advance which sum shall be due and payable upon execution hereof.

4. Management Power of the Consultant. The business affairs of the Corporation and the operation of business of the Corporation shall be conducted by the officers, administrative staff and employees of the Corporation. It is not the intention of the Corporation to grant or delegate to the Consultant, and the Corporation does not hereby grant or delegate to the Consultant any power of direction, management, supervision and control of the administrative staff or other employees of the Corporation.

5. Consultant to Act as Agent. From time to time, the Corporation may deem it advisable to enter into agreements with various persons. Regarding those agreements, the Consultant shall be, and hereby is, designated as an agent of the Corporation for the purpose of negotiating the terms and conditions of those agreements. The Consultant, however, shall not obligate the Corporation to any such agreement without first obtaining the approval of the terms and conditions of any such agreement from the Board of Directors of the Corporation.

6.  Confidential Information and Trade Secrets.

d) In the course of the discharge of the Consultant's duties to the Corporation, as a result of Consultant's relationship with the Corporation, the Consultant shall have access to, and become acquainted with, information concerning the business of the Corporation, including, but not necessarily limited to, financial, personnel, credit, sales, planning and other information which is owned by the Corporation and used regularly in the operation of the business of the Corporation, and this information constitutes trade secrets of the Corporation.

e)  During  the  term  of  this  Agreement  and at  all  times  thereafter,  the
    Consultant shall not disclose any such trade secrets, directly or indirectly, to any other person or use those secrets in any way, except as is required to carry out, perform and effectuate the services contemplated by the provisions of this Agreement.

f) All files, discs, documents, writings, records, drawings, specifications, equipment and similar items relating to the business of the Corporation are, and shall remain, exclusively the property of Client.

7.  Ownership of Books, Records, and Papers.

c) All records of the accounts of customers, debtors, service providers, suppliers, distributors, clients, and any other records and books relating in any manner whatsoever to the conduct of the Corporation's business during the term of this Agreement, whether prepared by the Consultant or otherwise coming into the Consultant's possession, shall be the exclusive property of the Corporation.

d) All such books and records shall be returned immediately to the Corporation by the Consultant on any termination of this Agreement.

8. Registration Status of Consultant. The Consultant is not engaged in the business of effecting transactions in securities for the accounts of others. The Consultant is not registered with any agency as a broker-dealer, investment advisor or investment manager, and, as a result, is precluded by law from providing to the Corporation services which would be considered to be those of a broker-dealer, investment advisor or investment manager in connection with the placement, offer or sale of securities of the Corporation. None of the services to be provided by the Consultant pursuant to the provisions of this Agreement are intended to be or shall be construed as offering or selling securities, or providing investment, legal or tax advice.

9. Services of Consultant Not Exclusive. The Consultant may represent, perform services for, and be employed by, any additional persons as the Consultant, in the Consultant's sole and absolute discretion, determines to be necessary or appropriate.

10. Employment of Assistants. If it is necessary for the Consultant to have the aid of assistants or the services of other person, in order to perform the duties and obligations required of the Consultant pursuant to this Agreement, the Consultant may from time to time, employ, engage or retain the services of such other person, with the Corporations prior written consent.

11. Relationship Created. The Consultant is not an employee of the Corporation for any purpose whatsoever, but the Consultant is an independent contractor. The Corporation is interested only in the results obtained by the Consultant, who shall have the sole and exclusive control of the manner and means of performing pursuant to this Agreement. The Corporation shall not have the right to require the Consultant to collect accounts, investigate customer or shareholder complaints, attend meetings, periodically report to the Corporation, follow prescribed itineraries, keep records of business transacted, make adjustments, conform to particular policies of the Corporation, or do anything else which would jeopardize the relationship of independent contractor among the Corporation and the Consultant.

13. Governmental Rules and Regulations. The provisions of this Agreement and the relationship contemplated by the provisions of this Agreement are subject to any and all present and future orders, rules and regulations of any duly constituted authority having jurisdiction of that relationship.

14. Entire Agreement. This Agreement is the final written expression and the complete and exclusive statement of all the agreements, conditions, promises, representations, warranties and covenants between the parties with respect to the subject matter of this Agreement, and this Agreement supersedes all prior or contemporaneous agreements, negotiations, representations, warranties, covenants, understandings and discussions by and between and among the parties, their respective representatives, and any other person, with respect to the subject matter specified in this Agreement.

15. Number and Gender. Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders, and vice versa; and the word "person" shall include corporation, firm, trust, estate, joint venture, governmental agency, sole proprietorship, political subdivision, company, congregation, organization, fraternal order, club, league, society, municipality, association, joint stock company, partnership or other form of entity.

16. Execution in Counterparts. This Agreement may be prepared in multiple copies and forwarded to each of the parties for execution. All of the signatures of the parties may be affixed to one copy or to separate copies of this Agreement and when all such copies are received and signed by all the parties, those copies shall constitute one agreement, which is not otherwise separable or divisible.

17. Assignability. Neither party shall sell, assign, transfer, convey or encumber this Agreement or any right or interest in this Agreement or pursuant to this Agreement, or suffer or permit any such sale, assignment, transfer or encumbrance to occur by operation of law without the prior written consent of the other party. In the event of any sale, assignment, transfer or encumbrance consented to by such other party, the transferee or such transferee's legal representative shall agree with such other party in writing to assume personally, perform and be obligated by, the covenants, obligations, warranties, representations, terms, conditions and provisions specified in this Agreement.

18. Severability. In the event any part of this Agreement or the subject matter of this Agreement, for any reason, is determined by a court of competent jurisdiction to be invalid, such determination shall not affect the validity of any remaining portion or subject matter of this Agreement, which remaining portion or subject matter shall remain in full force and effect as if this Agreement had been executed with the invalid portion or subject matter thereof eliminated. It is hereby declared the intention of the parties that they would have executed the remaining portion or subject matter of this Agreement without including any such part, parts, portion or subject matter which, for any reasons, may be hereafter determined to be invalid.

19. Captions and Interpretations. Captions of the sections of this Agreement are for convenience and reference only, and the works specified therein shall in no way be held to explain, modify, amplify or aid in the interpretation, construction, or meaning of the provisions of this Agreement. The language in all parts to this Agreement, in all cases, shall be construed in accordance with the fair meaning of that language as if prepared by all parties and not strictly for or against any party. Each party and counsel for such party have reviewed this Agreement. The rule of construction which requires a court to resolve any ambiguities against the drafting party shall not apply in interpreting the provisions of this Agreement.

20. Modification. No modification, supplement or amendment of this Agreement or of any covenant, representation, warranty, condition, or limitation specified in this Agreement shall be valid unless the same is made in writing and duly executed by both parties.

21. Further Assurances. The parties shall from time to time sign and deliver any additional instruments and take any additional actions as may be necessary to effectuate the intent and purposes of this Agreement.

22. Successors and Assigns. This Agreement and each of its provisions shall obligate the heirs, executors, administrators, successors, and assigns of each of the parties. Nothing specified in this section, however, shall be a consent to the assignment or delegation by any party of such party's respective rights and obligations created by the provisions of this Agreement.

23. Survival of Representations and Warranties. All representations and warranties made by each party to this Agreement shall be deemed made for the purpose of inducing the other party to enter into and execute this Agreement. The representations and warranties specified in this Agreement shall survive the termination of this Agreement and shall survive any investigation by either party whether before or after the execution of this Agreement.

24. Concurrent Remedies. No right or remedy specified in this Agreement conferred on or reserved to the parties is exclusive of any other right or remedy specified in this Agreement or by law or equity provided or permitted; but each such right and remedy shall be cumulative of, and in addition to, every other right and remedy specified in this Agreement or now or hereafter existing at law or in equity or by statute or otherwise, and may be enforced concurrently therewith or from time to time. The termination of this Agreement for any reason whatsoever shall not prejudice any right or remedy which any party may have, either at law, in equity, or pursuant to the provisions of this Agreement.

25. Governing Law. This Agreement shall be deemed to have been entered into in the City of Las Vegas, State of Nevada, and all questions concerning the validity, interpretation, or performance of any of the terms, conditions and provisions of this Agreement or of any of the rights or obligations of the parties shall be governed by, and resolved in accordance with, the laws of the State of Nevada, without regard to conflicts of law principles. Any and all actions or proceedings, at law or in equity, to enforce or interpret the provisions of this Agreement shall be litigated in courts having situs within the City of Las Vegas, State of Nevada. No claim, demand, action, proceeding, litigation, hearing, motion or lawsuit resulting from or with respect to this Agreement shall be commenced or prosecuted in any jurisdiction other than the State of Nevada, and any judgment, determination, finding or conclusion reached or rendered in any other jurisdiction shall be null and void. Each party hereby consents expressly to the jurisdiction of any court located within the State of Nevada and consents that any service of process in such action or proceeding may be made by personal service upon such party wherever such party may be then located, or by certified or registered mail directed to such party at such party's last known address.

26. Consent to Agreement. By executing this Agreement, each party, for itself represents such party has read or caused to be read this Agreement in all particulars, and consents to the rights, conditions, duties and responsibilities imposed upon such party as specified in this Agreement. Each party represents, warrants and covenants that such party executes and delivers this Agreement of its own free will and with no threat, undue influence, menace, coercion or duress, whether economic or physical. Moreover, each party represents, warrants, and covenants that such party executes this Agreement acting on such party's own independent judgment and upon the advice of such party's counsel.


Lifespan Inc.


/s/ Stuart Brame
-------------------
Stuart Brame


New River Management Inc.


/s/ J. O. Rud
----------------------
Authorized Signatory

Exhibit  10.3

                     REVISED PROPERTY ACQUISITION AGREEMENT
                           LA SAL WEST PROPERTY - UTAH



THIS AGREEMENT is dated as of the 10th day of March, 2007.

LIFESPAN INC
6204 Sugartree Ave,
Las Vegas, Nv. 89141
                   ("LIFESPAN")

AND:

BROOKE CONSULTANTS INC.
630 East Plumb Lane,
Reno Nv. 89502

                   ("BROOKE")

WHEREAS BROOKE holds certain rights to acquire a 100% interest in those exploration licenses or mineral claims comprising the La Sal West property in La Sal Quadrangle, San Juan County, Utah, as more particularly described in Schedule "A" hereto (subject to certain retained royalty interests); and has agreed to grant to Lifespan the exclusive right to acquire all of its interest therein, on the terms and conditions set forth herein,

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the payments by Lifespan to BROOKE as contemplated herein, and of the mutual covenants and agreements herein contained (the receipt and sufficiency of which is hereby expressly acknowledged by BROOKE), the parties agree as follows:

1. DEFINITIONS

1.1 In this Agreement and in the Schedules and the recitals hereto, unless the context otherwise requires, the following expressions will have the following meanings:

"Approval Date" means the date the CEO of Lifespan has executed this Agreement.

"Kimmerle" means Kimmerle Mining LLC, a Utah company having an office at 4056 Beeman Road, Moab, Utah, USA.

"Property" means those mineral claims, exploration licenses, concessions or rights, as more particularly described in Schedule "A" hereto, together with all prospecting, research, exploration, exploitation, operating and mining permits, licenses and leases associated therewith, mineral, surface, water and ancillary or appurtenant rights attached or accruing thereto, and any mining license or other form of substitute or successor mineral title or interest granted, obtained or issued in connection with or in place of or in substitution for any such Property (including, without limitation, any Property issued to cover any internal gaps or fractions in respect of such ground).

"Shares" mean $0.001 par value common shares in the capital of Lifespan.

"Underlying Agreement" means that Quit Claim Deed and Agreement dated March 9th, 2007, as made between Brooke and Kimmerle whereby Brooke was granted the right and option to acquire the Property.

2.        OPTION TO ACQUIRE
          -----------------
2.1 Brooke hereby grants to Lifespan the sole and exclusive right and option (the "Option") to acquire from BROOKE all of BROOKE's right, title and interest in and to the Property in accordance with the terms of this Agreement, subject to agree to abide by the terms and conditions of the Underlying Agreement.

2.2 To exercise the Option to Acquire, Lifespan must pay to BROOKE the sum of $100,000, cause to be issued 200,000 restrictive shares of its $0.001 par value common stock pursuant to the direction of Brooke and the terms and conditions of Rule 144 as it may apply; and incur an aggregate of at least $500,000 of exploration expenditures on the Property. These cash payments, Shares, and exploration expenditures are herein collectively referred to as the "Option Price".

2.3 For purposes hereof, "exploration expenditures" means all expenses, obligations and liabilities of whatever kind or nature spent or incurred directly or indirectly by Lifespan from the Execution Date in connection with the Property; including, moneys expended in maintaining the Property in good standing and in applying for and securing all necessary leases or permits; moneys expended toward all taxes, fees and rentals; moneys expended in doing and filing assessment work; expenses paid for or incurred in connection with any program of surface or underground prospecting, exploring, geophysical, geochemical and geological surveying, diamond drilling and drifting, raising and other underground work, assaying and metallurgical testing and engineering, environmental studies, data preparation and analysis; costs of acquiring research materials, reports and data; costs of paying the fees, wages, salaries, traveling expenses, and fringe benefits (whether or not required by law) of all persons engaged directly in work with respect to and for the benefit of the Property, in paying for the food, lodging and other reasonable needs of such persons; and including a charge in lieu of overhead, management and other unallocable costs equal to ten (10%) percent of all such expenditures for contracts of less than $100,000, and five (5%) percent for contracts of $100,000 or more.

2.4 Any exploration expenditures incurred, money paid and Shares issued toward the Option Price that is over and above that required to be made during a particular time period in paragraph 2.2 shall be carried forward and applied against the required Option Price in the subsequent period(s).

2.5 This Agreement is an option agreement only, and all payments comprising the Option Price are and shall remain optional to Lifespan, such that Lifespan need not pay any of the same. Upon the failure of Lifespan to deliver the consideration comprising the Option Price within the time periods set forth herein, the Option and this Agreement will automatically terminate.

2.6 Prior to the exercise of the Option, Lifespan shall pay all taxes, rentals and maintenance fees on the Property as may be necessary to keep the Property in good standing, and shall perform all other actions which may be necessary in that regard, including without limitation, keeping the Property free and clear of all liens, charges and encumbrances of any kind whatsoever which were the result of any actions taken or not taken by Lifespan. Prior to the exercise of the Option, BROOKE shall do all things necessary to maintain its interest in the Underlying Agreement in good standing and not in default.

2.8 If, prior to the exercise of the Option, Lifespan wishes to abandon one or more claims comprising any of the Property, BROOKE shall retain the beneficial interest in the abandoned claims and Lifespan shall not have any further right to acquire any interest in such claims pursuant to the terms of this Agreement. For clarity, the Option Price will not change if any portion of the Property is abandoned. Lifespan will do those things contemplated in sections 7.1(a) to (d) with respect to any claims abandoned or dropped by it.

2.9 Once Lifespan has paid the Option Price in full, Lifespan will have exercised the Option and have acquired an undivided 100% right, title and interest in and to the Property, subject to the royalties reserved pursuant to the Underlying Agreement as referred to in section 2.11 below, and will give written notice to BROOKE to that effect. Upon receipt of such notice, BROOKE will transfer and assign to Lifespan all of its interests in the Property and the Underlying Agreement.

2.10 BROOKE acknowledges that the Shares to be delivered to it pursuant to paragraph 2.2 will be subject to US 144 restrictions such that the same may not be traded for a period expiring one year from the date of issuance (which for qualification purposes is the date such issuance was approved and resolved by the Board).

2.11 Lifespan acknowledges that a royalty is payable pursuant to the Underlying Agreement to Kimmerle on all minerals derived from the Property equivalent to 3.0% of the gross proceeds received from the sale thereof, to be calculated and paid in accordance with the Underlying Agreement (the "Royalty"); that Lifespan's interest in the Property shall be subject to such Royalty; and that during the period stipulated in the Underlying Agreement, Lifespan may purchase 2/3rds of the Royalty by paying $1,000,000 to the owner of the Royalty.

2.12 Lifespan also acknowledges that in accordance with the Underlying Agreement, if as part of Lifespan's incurring of "exploration expenditures" it requires drilling, mining, and hauling work of the kind which Kimmerle can provide, Lifespan agrees to offer Kimmerle the right of first refusal to provide such services in the manner, at such prices and on such terms as contemplated in the Underlying Agreement.

2A.        OBLIGATION SCHEDULE
           -------------------
The obligations of the Lifespan to exercise the option to acquire and maintain the property are as follows:

(a) Pay BROOKE (for the benefit of Brooke and/or Kimmerle) the following sums by the following dates:

(i) $65,000 after execution of this Agreement (the "Execution Date"), and prior to April 1st, 2007 for the benefit of Kimmerle pursuant to the Underlying agreement

(ii) $35,000 after execution of this Agreement and prior to April 1st, 2007 for the benefit of Brooke pursuant to the additional staking expenditures incurred.


(b)       Pay BROOKE

           (i)     $50,000 on or before April 1st, 2008;

          (ii)     an additional $50,000 on or before April 1st, 2009;

          (iii)    an additional $50,000 on or before April 1st, 2010;

          (iii)    an additional $50,000 on or before April 1st, 2011

          (iv)     an additional $50,000 on or before April 1st, 2012; and

          (v) an additional $100,000 every 12 months thereafter, all as an Advanced Royalty Payments pursuant to the Underlying Agreement with Kimmerle (as contemplated by the terms of the Underlying Agreement).

(c) Incur the following exploration expenditures on or with respect to the Property, on or before the following dates:

          (i)      $150,000 on or before 12 months following April 1st, 2007;

          (ii) an additional $150,000 on or before 24 months following April 1st, 2007;

           (v) an additional $200,000 on or before 36 months following April 1st, 2007; and


(d)       Issue to the direction of Brooke:

          (i) 200,000 restrictive shares of its $0.001 par value common stock pursuant to the terms and conditions of Rule 144 as it may apply;


3. PRE-EXERCISE ACTIVITIES
   -----------------------

3.1 Prior to exercise of the Option, Lifespan will have full right, power and authority to do everything necessary or desirable in accordance with good mining practice in connection with the exploration and development of the Property, including without limiting the generality of the foregoing, the right, power and authority to regulate access to the Property.

3.2 Prior to exercise of the Option, Lifespan will have the following duties and obligations;

(a) to manage, direct and control all exploration, development and production operations in, on and under the Property in a prudent and workmanlike manner, and in compliance with all applicable laws, rules, orders and regulations;
                                       29

(b) subject to the terms and conditions of this Agreement, to keep the Property in good standing and free and clear of liens, charges and encumbrances of every character arising from operations hereunder (except liens for taxes not yet due, and other claims and liens contested in good faith by Lifespan) and to proceed with all diligence to contest or discharge any lien that is filed;

(c) to obtain and maintain, or cause any contractor engaged to obtain and maintain, adequate insurance coverage with respect to activities on or with respect to the Property;

(d) to permit BROOKE or its representatives, at their own expense and risk, access to the Property and all data derived from carrying out work hereunder, provided that in exercising such right BROOKE will not unreasonably interfere with the activities of Lifespan and that BROOKE and its representatives will defend, indemnify and save harmless Lifespan and its directors, officers, employees and agents from and against all and any losses, damages, expenses, claims, suits, actions and demands of any kind or nature whatsoever in any way referable to or arising out of the entry, presence or activities of BROOKE or its representatives in connection with access to the Property including, without limitation, bodily injuries or death or damage to property at any time resulting therefrom;

(e) to perform its duties and obligations in a manner consistent with good exploration and mining practices;

(f) defend, indemnify and save BROOKE and its directors, officers and employees harmless from any and all losses, damages, expenses, claims, suits, actions or demands of any kind or nature whatsoever in any way referable to or arising out of any work done by Lifespan on or with respect to the Property; and

(g) prior to commencing any operations or activities on the Property, obtain all necessary operating and environmental permits and post any required reclamation or other bonds or safekeeping agreements required by any governmental agency.


4. REPRESENTATIONS AND WARRANTIES
   ------------------------------

 4.1Lifespan represents and warrants to BROOKE that:

(a) it is a company duly incorporated, organized and validly subsisting under the laws of Nevada and is qualified to acquire and dispose of interests in, and to explore, develop and exploit, mining properties;

(b) it has full power, capacity and authority to carry on its business and to enter into and perform its obligations under this Agreement and any agreement or instrument referred to or contemplated by this Agreement;

(c) all necessary corporate approvals have been obtained and are in effect with respect to the transactions contemplated hereby, and no further action on the part of the directors or shareholders is necessary or desirable to make this Agreement valid and binding on it, except that the Company must apply for and receive Exchange approval to this Agreement;

(d) neither the execution and delivery of this Agreement nor any of the agreements referred to herein or contemplated hereby, nor the consummation of the transactions hereby contemplated conflict with, result in the breach of or accelerate the performance required by its constanting documents or any agreement to which it is a party;

(e) Lifespan is a public company whose Shares are listed and posted for trading on the NASDAQ OTC:BB;

4.2       BROOKE hereby represents and warrants to Lifespan that:

(a) it has full power, capacity and authority to enter into and perform its obligations under this Agreement and any agreement or instrument referred to or contemplated herein;

(b) neither the execution and delivery of this Agreement nor any of the agreements referred to herein or contemplated hereby, nor the consummation of the transactions hereby contemplated conflict with, result in the breach of or accelerate the performance required by, any agreement to which it is a party;

(c) BROOKE has the exclusive right and option to acquire a 100% interest in and to the Property pursuant to the Underlying Agreement;

(d) the Underlying Agreement is in good standing and BROOKE is not in default there under;

(e) to the best of BROOKE's knowledge, BROOKE and Kimmerle or their affiliates have the exclusive right, free of competing interests, to undertake all work on and explore the area comprising the Property and to extract and own minerals therefrom;

(f) to the best of BROOKE's knowledge, title to the Property is properly and validly recorded in the name of Kimmerle or its subsidiaries, and there are no adverse claims or challenges against or to the ownership of or title thereto, nor to the best of BROOKE's knowledge is there any basis therefor;

(g) to the best of BROOKE's knowledge, except for the Underlying Agreement, there are no outstanding agreements or options to acquire or purchase any interest in the Property, or to explore, develop or exploit any part thereof, and no person has any royalty or other interest whatsoever in the Property or any production therefrom, except for the Royalty payable to Kimmerle;

(h) BROOKE has the exclusive right to enter into this Agreement and has all necessary authority to dispose of its interest in and to the Property in accordance with the terms of this Agreement; and

(i)       there  are  no  pending  or  threatened  actions,   suits,  claims  or
          proceedings regarding the Property or any portion thereof of which BROOKE is aware.

4.3 The representations and warranties hereinbefore set out are conditions on which the parties have relied in entering into this Agreement and will survive the acquisition of any interest in the Property by Lifespan and each of the parties will indemnify and save the other harmless from all loss, damage, costs, actions and suits arising out of or in connection with any breach of any representation, warranty, covenant, agreement or condition made by it and contained in this Agreement.

5.        COVENANTS OE BROOKE AND LIFESPAN
          --------------------------------
5.1 During the currency of this Agreement the parties covenant and agree with each other as follows:

(a) so long as Lifespan is not in default hereunder, BROOKE will not do any act or thing which would in any way adversely affect the rights of Lifespan hereunder;

(b) BROOKE will make available to Lifespan and its representatives all records and files in its possession relating to the Property and permit Lifespan and its representatives at their own risk and expense to take abstracts therefrom and make copies thereof~

(c) BROOKE will co-operate as reasonably necessary with Lifespan in obtaining any surface and other rights on or related to the Property as Lifespan deems desirable;

(d) BROOKE will promptly provide Lifespan with any and all notices and correspondence received by BROOKE from the relevant government agencies in respect of the Property and further request such agencies to copy Lifespan on all correspondence and notices;

(e)       Lifespan will provide to BROOKE  semi-annual reports on the following:

          (i) work completed on the Property, (ii) results of the work completed, (iii) planned work and expenditures for the six months, and (iv) expenditures incurred toward work on the Property; and

(f) BROOKE will do all things necessary to keep its rights, title and any agreements underlying its interests in the Property in good standing; including maintaining the Underlying Agreement in good standing and preserving thereunder all of BROOKE's interest in the Property. In the event BROOKE fails to maintain the Underlying Agreement in good standing, Lifespan may undertake such actions as are necessary to do so, and any expenses incurred or securities issued by Lifespan in such regard shall be deemed to be payments toward and to apply to the Option Price payable hereunder.

6.         TERMINATION OF OPTION
           ---------------------

6.1 This Agreement, except for the provisions of section 7, and the Option will (unless otherwise agreed by BROOKE in writing) terminate:

(a) upon the failure of Lifespan to pay any portion of the Option Price pursuant to subsection 2.2 within the time periods specified therein; or

(b)        if Lifespan gives notice in accordance with subsection 6.2.

6.2 At any time prior to the exercise of the Option, Lifespan will have the right to terminate this Agreement and the Option by giving not less than thirty
(30) days written notice to that effect to BROOKE.

7.        OBLIGATIONS AFTER TERMINATION OF OPTION
          ---------------------------------------
7.1 If (i) Lifespan abandons any claims in accordance with section 2.8; or (ii) this Agreement is terminated for any reason whatsoever prior to the exercise of the Option, this Agreement, including the Option, but excluding this section 7 (which will continue in full force and effect for so long as is required to give full effect to the same) will be of no further force and effect except that Lifespan will:

(a)       leave the Property:

          (i) in good standing and in accordance with the applicable laws and regulations for a minimum period of twelve months from the effective date of such termination,

          (ii) free and clear of all liens, charges and encumbrances arising from this Agreement or its operations hereunder,

           (iii)   in a safe and orderly condition, and

           (iv) in a condition which is in compliance with all applicable rules and orders of governmental authorities with respect to reclamation and restoration of the surface to the Property;

(b) deliver to BROOKE, within ninety (90) days of termination, a report on all work carried out by Lifespan on the Property together with copies of all maps, drill hole logs, assay results, reports and other information compiled or prepared by or on behalf of Lifespan with respect to work on or with respect to the Property, and make available to BROOKE (at the place of storage) all core, samples and sample pulps and rejects;

(c) unless otherwise agreed by BROOKE, remove from the Property within six (6) months of the effective date of termination all materials, equipment and facilities erected, installed or brought upon the Property by or at the instance of Lifespan; and

(d) deliver to BROOKE a duly executed quitclaim of all right, title and interest of Lifespan in and to the Property in favor of BROOKE.

8.        SHARING OF AND CONFIDENTIAL NATURE OF INFORMATION
          -------------------------------------------------

8.1 Each party agrees that all information obtained hereunder will be the exclusive property of the parties and not publicly disclosed or used other than for the activities contemplated hereunder except as required by law or by the rules and regulations of any regulatory authority having jurisdiction or with the written consent of the other party, such consent not to be unreasonably withheld.

9.        ASSIGNMENT
          ----------
9.1 Either party may at any time assign or transfer any or all of its interest herein, provided such assignee agrees to abide by and be bound by the terms of this Agreement in the same manner and to the same effect as if an original signatory hereto.

9.2 In the event of any sale, assignment or disposition of any nature whatsoever by either party hereto of any entitlement or rights hereunder or to the Property (or any interest therein or part thereof) to any other party (a "Third Party"), then and in any such event the selling or disposing party shall:

(a)       furnish to the Third Party a true copy of this Agreement;

(b) obtain the Third Party's written agreement in favor of the other party or parties that the Third Party shall be bound by the terms of this Agreement as if it were a party thereto in the place and stead of the selling or disposing party; and

(c) ensure that any agreement between the Third Party and the selling or disposing party contains provisions similar to those set forth in this part 9 of this Agreement, to be binding upon the Third Party and any successor or assign, and that such agreement is registered at the public registries in which it is required or customary to register mining agreements pertaining to land.

10.       FORCE MAJEURE
          -------------
10.1 Lifespan shall not be deemed to be in default hereunder for failure or delay to perform any of its covenants pursuant to this Agreement including incurring exploration expenditures toward payment of the Option Price, if prior to the requirement to perform such covenant any material dispute arises as to the ownership or title to any part of the Property or to the minerals therein, including native land claims (a "Title Dispute").

11.       NOTICES
          -------
11.1 Any notice, direction or other instrument required or permitted to be given under this Agreement will be in writing and may be given by the delivery of the same or by mailing the same by prepaid registered or certified mail or by sending the same by facsimile, e-mail or other similar form of communication, in each case addressed to the address first listed above or the following facsimile numbers or e-mail addresses:


   BROOKE:                                            LIFESPAN:
      As above                                        As Above


11.2        Any notice, direction or other instrument will:

(a) if delivered, be deemed to have been given and received on the day it was delivered;

(b)         if mailed,  be deemed to have been given and  received  on the fifth
            (5th) business day following the day of mailing, except in the event of disruption of the postal service in which event notice will be deemed to be received only when actually received; and

(c) if sent by facsimile, email or other similar form of communication, be deemed to have been received by each party on the day it was actually received.

11.3 Any party may at any time give to the others notice in writing of any change of address of the party giving such notice and from and after the giving of such notice the address or addresses therein specified will be deemed to be the address of such party for the purposes of giving notice hereunder.

12.       ARBITRATION
          -----------
12.1 If any question, difference or dispute shall arise between the parties or any of them in respect of any matter arising under this Agreement or in relation to the construction hereof, the same shall be referred to a mutually acceptable mediator. If an agreement is not settled within 30 days of the referral, the dispute shall be determined by the award of one arbitrator. The decision of the arbitrator shall be made within 30 days after the selection. The expense of the arbitration shall be borne equally by the parties to the dispute. The arbitration shall be conducted in accordance with the provisions of the Revised Uniform Arbitration Act as amended, and the decision of the arbitrator shall be conclusive and binding upon the parties. The place of arbitration shall be Las Vegas, Nevada. I

13.        AREA OF MUTUAL INTEREST
           -----------------------
13.1 An area of mutual interest shall exist for all lands lying within that area outlined on the map attached hereto which shall be further defined as an area within 2 miles of the outermost perimeter of the claim block. If at any time Lifespan acquires any additional ground either through staking or purchase, within two miles from the outermost perimeter of the claim block, then this additional ground shall be subject to only a 1% gross royalty on any ore sales payable to Kimmerle. If either party (the "Acquiring Party") acquires any mineral interests within the lands lying within the area of mutual interest, or if the Acquiring Party enters into any type of agreement by which such an interest may be earned or otherwise acquired therein, then the Acquiring Party shall promptly notify the other party of such acquisition or such agreement, and this Agreement shall apply thereto, and such lands or interests within the area of mutual interest shall form part of the Property. Any interest acquired by a party in lands outside of the area of mutual interest shall not be subject to the terms hereof. However, it is acknowledged and agreed that Kimmerle currently has additional ground within this 2 mile perimeter and it is distinctly understood that this ground is in no may connected with or subject to this agreement.

14.        GENERAL
           -------
14.1 Each party will be responsible for their respective legal costs incurred in connection with the preparation, execution and Exchange approval of this Agreement.

14.2 The parties will execute such further and other documents and do such further and other things as may be necessary or convenient to carry out and give effect to the intent of this Agreement.

14.6 This Agreement will enure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

14.7 This Agreement shall constitute the entire agreement between the parties and replaces and supersedes all prior agreements, arrangements, negotiations and representations, whether oral or written, express or implied, statutory or otherwise between the parties with respect to the subject matter herein.

14.8       Time shall be of the essence in the performance of this Agreement.

14.9 If any one or more of the provisions contained herein should be invalid, illegal or unenforceable in any respect in any jurisdiction, the validity, legality and enforceability of such provision shall not in any way be affected or impaired thereby in any other jurisdiction, and the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

14.10 This Agreement will be governed by and construed according to the laws of Nevada.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the date first above written.


Brooke Consultants Inc.


/s/ C. Ashworth
---------------






Lifespan Inc.


/s/ Stuart Brame
----------------
Stuart Brame

                                  Schedule "A"

                           Description of the Property


---------------------------- -------------------------- ------------------------- ---------------------------
Name of Claim                Book                       Page                      UMC#
-------------                ----                       ----
---------------------------- -------------------------- ------------------------- ---------------------------
Stew 1-10                    845                        251-260                   380109-380118
---------------------------- -------------------------- ------------------------- ---------------------------
Stew 11-97                   859                        794-880                   386643-386729
---------------------------- -------------------------- ------------------------- ---------------------------
Stew 98-100                  861                        553-555                   386730-386732
---------------------------- -------------------------- ------------------------- ---------------------------
Laikele 1-8                  845                        261-268                   380099=380106
---------------------------- -------------------------- ------------------------- ---------------------------
Laikele 9-10                 847                        687-688                   380107-380108
---------------------------- -------------------------- ------------------------- ---------------------------
Laikele 11                   848                        679                       381060
---------------------------- -------------------------- ------------------------- ---------------------------