Form 10QSB
period 2007-06-30
LIFESPAN INC.
filed 2007-10-15
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30th, 2007
                                                ---------------

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,989,641 shares of common stock as of September 29th, 2007
------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS.................................................3
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION....................................................................14
ITEM 3:  CONTROLS AND PROCEDURES.............................................17

                           PART II - OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS...................................................19
ITEM 2:  CHANGES IN SECURITIES...............................................19
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................19
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS......................................................................19
ITEM 5:  OTHER INFORMATION...................................................19
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...................................19


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                                  Balance Sheet
                           (Development Stage Company)


                                                            (Unaudited)
                                                              June 30                               December 31,
                                                                2007                                   2006
                                                    -----------------------------------       ------------------------
Assets
Current assets:
     Cash and cash equivalent                          $              1,861                          $    368
                                                    -----------------------------------       ------------------------
              Total Current Assets                                    1,861                               368

Other assets-Mining Leasehold                                       140,000                                 -


              Total Assets                             $            141,861                          $    368
                                                    ===================================       ========================


Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Accounts payable                                  $            121,500                          $     -
     Due to related party                                           134,605                                -
     Judgement payable                                               25,103                           25,103
                                                    -----------------------------------       ------------------------

              Total Current Liabilities                             281,208                           25,103
                                                    -----------------------------------       ------------------------



Stockholders' equity (deficiency):

 Preferred stock, $0.001 par value, 10,000,000 shares
 authorized, 1,500,000 and 3,000,000 shares issued
  and outstanding respectively                                        1,500                           1,500

 Common stock, $0.001 par value, 100,000,000 shares
 authorized, 89,822,975 and 81,622,975 issued and
 outstanding respectively                                            89,823                          81,623
     Additional paid-in capital                                  12,112,193                      11,600,393

     Prepaid Expense (stock related)                               (320,000)                              -
     Retained earnings (deficit)                                (12,022,863)                    (11,708,251)
                                                    -----------------------------------       ------------------------

Total Stockholders' Equity (Deficiency):                           (139,347)                        (24,735)
                                                    -----------------------------------       ------------------------

Total Liabilities and Stockholders' Equity            $             141,861                     $       368
                                                    ===================================       ========================



   The accompanying notes are an integral part of these financial statements.

                                Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Operations
                           (Development Stage Company)
                                   (Unaudited)


                                                                                                               January 27, 1997
                                              For the Three Months Ended           For the Six Months Ended   (Inception) through
                                          ----------------------------------   -----------------------------
                                            June 30                June 30      June 30            June 30         June 30
                                             2007                   2006         2007               2006            2007
                                          ----------           -------------   ---------       -------------    -----------------
Revenue                                    $    -               $              $   -            $   -           $        4,058

Expenses
 General and administrative expenses          198,085                79,502      314,612          150,350            1,230,360
                                          ------------         -------------    ---------       -------------    -----------------
                                              198,085                79,502      314,612          150,350            1,230,360
                                          ------------         -------------   ---------       -------------    -----------------
(Loss) from Operations                       (198,085)              (79,502)    (314,612)        (150,350)          (1,226,302)

(Loss) from Discontinued Operations


Other income (loss):                                -                     -            -                -


   Gain (Loss) on extinguishment of debt            -                     -            -                -              (17,181)

   Interest expense                                 -                     -            -                -             (578,044)
                                          ------------         -------------   ---------       -------------    -----------------
       Total Other Income (Expense)                 -                     -            -                -             (595,225)

Net (loss)                                $  (198,085)         $    (79,502)   $(314,612)      $  (150,350)     $   (1,821,527)
                                          ============         =============   ==========      =============    =================

Net (loss) per share - basic and
 fully diluted                            $     (0.00)         $      (0.00)   $   (0.00)      $     (0.00)
                                          ============         =============   ==========      =============

Stockholders' Equity:
Weighted average number of common
shares outstanding - basic and fully diluted  89,822,975         36,141,321     86,651,704       35,352,530
                                              ==========       =============   ===========     =============


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

                                 Lifespan, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                                    Accumulated
                                                                                                                     (Deficit)
                                                  Issued                   Issued                    During the
                                   Preferred    Preferred      Common      Common     Additional     Development
                                     Stock        Stock        Stock        Stock      Paid-In          Stage           Total
                                     Shares       Amount$      Shares      Amount$     Capital$          $               $
                                 =============  ============ ===========  ========== ============   ==============  =============
 March 31, 2006                                                                                        (70,847)        (70,847)
                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at March 31, 2006           3,000,000     3,000      36,141,321    36,141     10,812,242    (11,190,805)      (339,422)
                                 ============= ============ ============ ========== ============   ==============  =============

Preferred shares converted
to common shares                   (1,500,000)   (1,500)      9,000,000     9,000         (7,500)                            -

Net (Loss) for the three
 months ended June 30, 2006                                                                             (79,503)       (79,503)
                                 ------------- ------------ ------------ ---------- ------------   --------------  -------------
Balance at June 30, 2006            1,500,000     1,500      45,141,321    45,141     10,804,742    (11,270,308)      (418,925)
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

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Cash Flows
                           (Development Stage Company)

                                                                 For the Six  For the Six     January 27, 1997
                                                                 Months Ended Months Ended   (Inception) through
                                                                   June 30      June 30           June 30
                                                                    2007         2006              2007
                                                                 -----------  ------------   -------------------
Cash flows from operating activities
 Net (loss)                                                        $ (314,612) $ (150,350)   $       (12,021,245)
  Adjustments to reconcile net (loss)
   to cash provided (used) by operating activities:
   Depreciation and amortization expense                                    -           -                 51,758
   Shares issued for services and expenses                            160,000           -              2,635,468
   Gain (Loss) on extinguishment of debt                                    -           -                 17,181
   Preferred stock issued for marketing rights                              -           -              2,340,000
   Contributed services                                                     -           -                 50,000
   Shares issued for interest                                               -           -                149,730
   Accounts payable converted to judgements payable                         -           -                 25,103
   Shares issued for payable                                                -           -                      -
  Changes in assets and liabilities:
   Increase (Decrease) in bank overdraft payable                            -           -                      -
   Increase (Decrease) in accounts payable and accrued liabilities    121,500     111,001                119,882
                                                                   ----------- -----------   --------------------
Net cash (used) by operating activities                               (33,112)    (39,349)            (6,632,123)
                                                                   ----------- -----------   --------------------

Cash flows from investing activities
   Purchase of fixed assets                                          (100,000)          -               (100,000)
                                                                   ----------- -----------   --------------------
Net cash provided by investing activities                            (100,000)          -               (100,000)
                                                                   ----------- -----------   --------------------

Cash flows from financing activities
   Proceeds from Shareholder                                                -           -                112,500
   Proceeds from issuance of common stock                                   -           -              1,535,270
   Proceeds from notes payable                                              -           -              2,963,202
   Stock for debt                                                           -           -                600,600
   Increase (decrease) in Due to Related Parties                      134,605      36,500                981,863
   Contributed capital                                                      -           -                      -
   Proceeds from Stock to be Issued                                         -           -                      -
                                                                   ----------- -----------   --------------------
Net cash provided by financing activities                             134,605      36,500              6,193,435
                                                                   ----------- -----------   --------------------

Net (decrease) in cash                                                  1,493      (2,849)              (538,688)
Cash and equivalents - beginning                                          368       3,440                      -
                                                                   ----------- -----------   --------------------
Cash and equivalents - ending                                      $    1,861  $      591    $          (538,688)
                                                                   =========== ===========   ====================

CashPaid For:
   Interest                                                        $        -  $        -    $                 -
                                                                   =========== ===========   ====================
   Income Taxes                                                    $        -  $        -    $                 -
                                                                   =========== ===========   ====================

Non-cash Activities:
  Stock Issued for Services                                        $  440,000  $        -    $         1,507,991
                                                                   =========== ===========   ====================
  Stock Issued for Mining Properties                                   40,000                          1,107,991
                                                                   =========== ===========   ====================
  Stock Issued for Accounts Payable                                $           $             $           628,549
                                                                   =========== ===========   ====================
  Cancellation of Shares                                           $           $             $           500,000
                                                                   =========== ===========   ====================
  Common Stock Issued in Satisfaction of Promissory Note           $           $             $           442,286
                                                                   =========== ===========   ====================
  Deemed Interest Converted into Additional Paid in Capital
   Related to Note Payable                                         $           $             $            41,700
                                                                   =========== ===========   ====================
  Conversion of Due to Related Party and Notes Payable into
   Preferred Shares in Consolidated Entry                          $           $             $        (3,708,075)
                                                                   =========== ===========   ====================



   The accompanying notes are an integral part of these financial statements.

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2007

   NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006, Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. The Company will also seek additional sources of capital through the issuance of debt or equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2007


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

NOTE 3 - COMMON STOCK ISSUED FOR SERVICES

         On March 12, 2007, the Company issued 8,000,000 common shares in payment for services in the amount of $480,000. The Company expensed $40,000 during the quarter ended March 31, 2007, $120,000 during the quarter ended June 30, 2007 and will continue to amortize the remaining $320,000 of this prepaid consulting over the life of the consulting contract.

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

Business Strategy
-----------------

During the past year the Company has been in continuous discussions with several affiliated individuals and groups regarding developing a alternative medicine model based upon their particular medical programs and theories based upon certain theories of healthy and natural eating, avoidance of environmental contaminants and certain blood testing programs. Unfortunately, after much scrutiny and evaluation the majority of the programs were found not to be conducive individually to a full-scale launch by the Company. However, the expertise developed by the Company's Directors and Officers in this process has enabled the Company to embark upon various co-development programs with several interested parties and to formulate a consensus of where the Company wants to be in this field.

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

Management has also been actively examining new business opportunities in the healthcare area, alternative medicine and alternative energy fields. In this vein management has determined that they would embark upon the acquisition of mineral assets with the potential of supplying uranium to the green energy sector. Management feels that the only viable means of producing the amount of electricity required, without producing greenhouse gasses is by the expanded use of nuclear energy. In this regard the Company feels that the current expertise and contacts of the Board of Directors will enable it to compete in this area. As a first step, the Company has engaged the services of experienced consultants in this area and through their recommendations acquired an option on a uranium property, as further described in section 5 hereof. And the company is continuing to seek additional mineral properties that meet its investment criteria.

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

The Registrant incurred a net loss of approximately $78,085 (shouldn't be $198,085?)for the three months ended June 30, 2007. The Registrant's total liabilities exceed its total assets by approximately $139,347 as of June 30, 2007. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been attempting to operate the business as described above and is currently attempting to devise a more successful model or direction. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.


Plan of Operations
------------------

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $4,058. The Registrant received no in revenue in the three month period ended June 30, 2007 and received no revenue for three month period ended June 30, 2006. Operating activities during the quarter have been related primarily to management, legal, accounting and administration and property option, as well as meetings, travel, examination, review and discussions regarding alternative business directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and wellness sector and participate in the green energy sector by acquiring undervalued energy sources and also continue to seek new and potentially lucrative business opportunities for the Company.

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

General and administrative expenses
------------------------------------

General and administrative expenses totaled $198,085 for the three months ending June 30, 2007, compared to $79,502 for the three months ending June 30, 2006. This increase was due to an increase in organization, accounting, legal, business review, examination and travel costs associated with healthcare, mineral property review, alternative energy and other potential business examinations.

Net Loss
---------

The Registrant incurred a net loss of $198,085 for the three months ending June 30, 2007, compared to net loss of $79,502 in the three months ending June 30th, 2006.

Liquidity and Capital Resources
--------------------------------

As of June 30, 2007, the Registrant had total assets of $141,861. As of June 30, 2007, the Registrant had current assets in the amount of $1,861, compared to assets in the amount of $368 on December 31, 2006. The Registrant has total liabilities in the amount of $281,208 as of June 30, 2007, compared to $25,103 as of December 31, 2006.

As of June 30, 2007, the Registrant had a working capital deficit of $139,347 and an adjusted accumulated deficit of $12,022,863. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

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


Mineral Exploration and Development Costs
-----------------------------------------

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission  of Matters to a Vote of  Security  Holders

None

Item 5. Other Information

On August 1st, 2007 the Company entered into a consulting agreement with Arnold Howardson to and health care projects to the Company. The contract runs for the period of one year and provide for the payment of $108,000 in fees to the consultant as more fully set out as Exhibits 10.1 The Company being unable to provide the funds necessary to make payment pursuant to the contract agreed to issue the consultant three million (3,000,000) restricted shares of the Company.

On August 1st, 2007 the Company entered into a consulting agreement with Stuart Brame to provide management services to the Company. The contract runs for the period of one year and provide for the payment of $120,000 in fees to the consultant as more fully set out as Exhibit 10.2 The Company being unable to provide the funds necessary to make payment pursuant to the contract agreed to issue the consultant three million three hundred thirty three thousand three hundred and thirty three (3,333,333) restricted shares of the Company.

On August 1st, 2007 the Company entered into a consulting agreement with Robert Kamyszek to provide administrative services to the Company. The contract runs for the period of one year and provide for the payment of $30,000 in fees to the consultant as more fully set out as Exhibit 10.3 The Company being unable to provide the funds necessary to make payment pursuant to the contract agreed to issue the consultant eight hundred thirty three thousand three hundred and thirty three (833,333) restricted shares of the Company.

On August 10th, 2007 the Company proposed a consulting agreement with Bob Shupe to review, advise and recommend the acquisition of potential uranium properties to the Company. The contract runs for the period of one year and provides for the payment of $50,000 in fees to the consultant. The agreement has not been executed yet. The Company being unable to provide the funds necessary to make payment pursuant to the contract agreed to issue the consultant one million (1,000,000) restricted shares of the Company as of the August 10th, 2007 effective date.



Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits
--------------------------------------------------------------------------------
Exhibit Number          Description
10.1     Consulting Agreement Arnold Howardson
10.2     Consulting Agreement Stuart Brame
10.3     Consulting Agreement Robert Kamyszek
--------------------------------------------------------------------------------

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

                                               LIFESPAN INC.


                                               /s/ Stuart Brame
                                               -------------
                                               By: Stuart Brame CEO/CFO/Director
                                               Date: September 29th, 2007