Form 10QSB
period 2007-09-30
LIFESPAN INC.
filed 2008-04-02
CIK 1040839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30th, 2007

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-28219


                                  LIFESPAN INC.
        (Exact name of Small Business Issuer as specified in its charter)

           NEVADA                                          92-1766849
(State or other jurisdiction                   (IRS Employer Identification No.)
      of incorporation)

                               6204 Sugartree Ave.
                               Las Vegas, NV 89141
                    (Address of principal executive offices)

                                 (866) 485-5776
                           (Issuer's telephone number)

              (Former Name, Former Address and Former Fiscal year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,442,374 shares of common stock as of February 25th 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS ..............................................   3

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........  14

ITEM 3: CONTROLS AND PROCEDURES ...........................................  18

                          PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS .................................................  18

ITEM 2: CHANGES IN SECURITIES .............................................  18

ITEM 3: DEFAULTS UPON SENIOR SECURITIES ...................................  18

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  18

ITEM 5: OTHER INFORMATION .................................................  19

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K ..................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                                  Balance Sheet
                           (Development Stage Company)

                                                                               (Unaudited)
                                                                               September 30,           December 31,
                                                                                   2007                   2006
                                                                               ------------           ------------
ASSETS

Current assets:
  Cash and cash equivalent                                                     $        349           $        368
                                                                               ------------           ------------
      Total Current Assets                                                              349                    368

Joint Venture Investment                                                             35,000                     --
  Deposit on Mining Claims                                                            2,200                     --
  Marketable Securities-available for sale                                        2,600,000                     --
                                                                               ------------           ------------

      Total Assets                                                             $  2,637,549           $        368
                                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                                             $    182,000           $         --
  Due to related party                                                              154,605                     --
  Judgement payable                                                                  25,792                 25,103
                                                                               ------------           ------------

      Total Current Liabilities                                                     362,397                 25,103
                                                                               ------------           ------------
Stockholders' equity (deficiency):
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   1,500,000 and 3,000,000 shares issued and outstanding respectively                 1,500                  1,500
  Common stock, $0.001 par value, 500,000,000 shares authorized,
   97,989,641 and 81,622,975 issued and outstanding respectively                     97,989                 81,623
  Additional paid-in capital                                                     12,412,027             11,600,393
  Prepaid Expense (stock related)                                                  (479,833)                    --
  Other comprehensive income                                                        680,000                     --
  Retained earnings (deficit)                                                   (10,436,531)           (11,708,251)
                                                                               ------------           ------------

      Total Stockholders' Equity (Deficiency):                                    2,275,152                (24,735)
                                                                               ------------           ------------

      Total Liabilities and Stockholders' Equity                               $  2,637,549           $        368
                                                                               ============           ============


   The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Operations
                           (Development Stage Company)
                                   (Unaudited)

                                                                                                             January 27, 1997
                                              For the Three Months Ended        For the Nine Months Ended      (Inception)
                                           ------------------------------    ------------------------------      through
                                           September 30,    September 30,    September 30,    September 30,    September 30,
                                               2007             2006             2007             2006             2007
                                           ------------     ------------     ------------     ------------     ------------
Revenue                                    $         --     $      3,000     $         --     $      3,000     $      4,058

Expenses
  General and administrative expenses           227,979          162,687          543,280          333,037        1,460,646
                                           ------------     ------------     ------------     ------------     ------------
                                                227,979          162,687          543,280          333,037        1,460,646
                                           ------------     ------------     ------------     ------------     ------------
(Loss) from Operations                         (227,979)        (159,687)        (543,280)        (330,037)      (1,456,588)

(Loss) from Discontinued Operations                                                            (10,199,718)     (10,199,718)

Other income (loss):                                 --               --               --               --               --
  Gain of sale-Mining Leasehold               1,815,000               --        1,815,000               --        1,815,000
  Gain (Loss) on extinguishment of debt              --               --               --               --          (17,181)
  Interest expense                                 (689)              --               --               --         (578,044)
                                           ------------     ------------     ------------     ------------     ------------
      Total Other Income (Expense)            1,814,311               --        1,815,000               --        1,219,775

Net (loss)                                 $  1,586,332     $   (159,687)    $  1,271,720     $   (330,037)    $(10,436,531)
                                           ============     ============     ============     ============     ============

Net (loss) per share -
basic and fully diluted                    $       0.02     $      (0.00)    $       0.01     $      (0.01)
                                           ============     ============     ============     ============
Stockholders' Equity:
  Weighted average number of common
   shares outstanding - basic and
   fully diluted                             93,995,076       64,785,003       89,126,394       45,794,137
                                           ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                   Accumulated
                                           Issued                    Issued                         (Deficit)
                                    Preferred   Preferred      Common     Common    Additional     During the
                                     Stock        Stock        Stock       Stock     Paid-In       Development
                                     Shares      Amount $      Shares     Amount $   Capital $       Stage $        Total $
                                     ------      --------      ------     --------   ---------       -------        -------
Balance as of January 27, 1997
 (Date of Inception)                       --         --            --        --           --              --            --

Stock issued for cash                                        3,250,000     3,250      404,030                       407,280

Net (Loss) for the year ended
 December 31, 1997                                                                                    (70,062)      (70,062)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 1997               --         --     3,250,000     3,250      404,030         (70,062)      337,218
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Stock issued for cash                                          215,000       215      325,407                       325,622

Contributed capital related to
 compensation                                                       --        --       25,000                        25,000

Net (Loss) for the year ended
 December 31, 1998                                                                                   (293,786)     (293,786)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 1998               --         --     3,465,000     3,465      754,437        (363,848)      394,054
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Stock issued for cash                                        6,174,125     6,174      109,251                       115,425

Stock issued for services                                       71,495        71       41,431                        41,502

Stock issued in satisfaction of
 a $486,514 notes payable
 (including accrued interest
 of $44,229                                                  2,305,520     2,306      484,209                       486,515

Contributed capital related to
 compensation                                                       --        --       25,000                        25,000

Net (Loss) for the year ended
 December 31, 1999                                                                                   (211,425)     (211,425)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 1999               --         --    12,016,140    12,016    1,414,328        (575,273)      851,071
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Stock issued for cash                                          700,000       700      209,300                       210,000

Stock issued for services                                       42,501        42       12,708                        12,750

Net (Loss) for the year ended
 December 31, 2000                                                                                   (148,148)     (148,148)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 2000               --         --    12,758,641    12,758    1,636,336        (723,421)      925,673
                                   ==========    =======    ==========   =======   ==========     ===========    ==========

   The accompanying notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                   Accumulated
                                           Issued                    Issued                         (Deficit)
                                    Preferred   Preferred      Common     Common    Additional     During the
                                     Stock        Stock        Stock       Stock     Paid-In       Development
                                     Shares      Amount $      Shares     Amount $   Capital $       Stage $       Total $
                                     ------      --------      ------     --------   ---------       -------       -------
Stock issued for services                                      446,180       446      171,809                       172,255

Stock issued for cash                                          167,000       167       49,833                        50,000

Deemed interest expense related
to conversion features of note
payable                                                                                41,700                        41,700

Stock issued for interest                                      600,000       600       71,400                        72,000

Net (Loss) for the year ended
 December 31, 2001                                                                                 (1,088,801)   (1,088,801)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 2001               --         --    13,971,821    13,971    1,971,078      (1,812,222)      172,827
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Shares issued for interest and
default penalties on debt                                      837,500       838       32,663                        33,501

Stock issued for services                                    3,545,000     3,545      138,255                       141,800

Net (Loss) for the year ended
 December 31, 2002                                                                                 (4,168,432)   (4,168,432)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 2002               --         --    18,354,321    18,354    2,141,996      (5,980,654)   (3,820,304)
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Preferred shares issued for
marketing rights                    3,000,000      3,000                            2,337,000                     2,340,000

Shares cancelled                                              (500,000)     (500)         500                            --

Stock issued for debt                                          733,334       733      241,267                       242,000

Stock issued for services                                    1,500,000     1,500      148,500                       150,000

Stock issued for cash at
$0.12 per share                                              1,266,666     1,267      150,733                       152,000

Spin off of minority interest                                                       3,709,575                     3,709,575

Net (Loss) for the year ended
 December 31, 2003                                                                                 (3,739,563)   (3,739,563)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 2003        3,000,000      3,000    21,354,321    21,354    8,729,571      (9,720,217)     (966,292)
                                   ==========    =======    ==========   =======   ==========     ===========    ==========

   The accompanying notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                   Accumulated
                                           Issued                    Issued                         (Deficit)
                                    Preferred   Preferred      Common     Common    Additional     During the
                                     Stock        Stock        Stock       Stock     Paid-In       Development
                                     Shares      Amount $      Shares     Amount $   Capital $       Stage $       Total $
                                     ------      --------      ------     --------   ---------       -------       -------
Stock issued for services at
$0.10 per share                                              2,496,000     2,496      247,104                       249,600

Stock issued for cash at
$0.10 per share                                              1,435,000     1,435      142,065                       143,500

Stock issued for services at
$0.05 per share                                              1,000,000     1,000       49,000                        50,000

Stock issued for services at
$0.05 per share                                              1,700,000     1,700       83,300                        85,000

Stock issued for services                                      700,000       700       34,300                        35,000

Stock issued for debt                                        6,006,000     6,006      594,594                       600,600

Contributed capital                                                                   847,258                       847,258

Net (Loss) for the year ended
 December 31, 2004                                                                                 (1,075,285)   (1,075,285)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 2004        3,000,000      3,000    34,691,321    34,691   10,727,192     (10,795,502)      (30,619)
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Stock issued for services
(settle lawsuit) at $0.085
per share                                                      200,000       200       19,800                        20,000

Stock issued for services at
$0.09 per share                                                100,000       100        8,900                         9,000

Stock issued for services at
$0.05 per share                                              1,150,000     1,150       56,350                        57,500

Net (Loss) for the yead ended
 December 31, 2005                                                                                   (324,456)     (324,456)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 2005        3,000,000      3,000    36,141,321    36,141   10,812,242     (11,119,958)     (268,575)
                                   ==========    =======    ==========   =======   ==========     ===========    ==========

   The accompanying notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                   Accumulated
                                           Issued                    Issued                         (Deficit)
                                    Preferred   Preferred      Common     Common    Additional     During the
                                     Stock        Stock        Stock       Stock     Paid-In       Development
                                     Shares      Amount $      Shares     Amount $   Capital $       Stage $       Total $
                                     ------      --------      ------     --------   ---------       -------       -------
Preferred shares converted
to common shares                   (1,500,000)    (1,500)    9,000,000     9,000       (7,500)                           --

Common shares issued for debt
 at $0.02 per share                                         21,327,458    21,327      405,222                       426,549

Common shares issued for services
 at $0.02 per share                                          4,754,200     4,754       90,330                        95,084

Common shares issued for debt at
 $0.03 per share                                             3,799,998     3,800      110,200                       114,000

Common shares issued for services
 at $0.03 per share                                          4,050,000     4,050      117,450                       121,500

Common shares issued for cash at
 $0.03 per share                                             2,083,332     2,083       60,417                        62,500

Common shares issued for cash at
 $0.0268 per share                                             466,666       467       12,033                        12,500

Net (Loss) for the year ended
 December 31, 2006                                                                                   (588,292)     (588,292)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at December 31, 2006        1,500,000      1,500    81,622,975    81,622   11,600,394     (11,708,250)      (24,734)
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Common shares issued for services
 at $0.06 per share                                          8,000,000     8,000      472,000                       480,000

Common shares issued for payment
 for mining claim at $0.20 per
 share                                                         200,000       200       39,800                        40,000

Rounding                                                                                                   (1)           (1)

Net (Loss) for the quarter ended
 March 31, 2007                                                                                      (116,527)     (116,527)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at March 31, 2007           1,500,000      1,500    89,822,975    89,822   12,112,194     (11,824,778)      378,738
                                   ==========    =======    ==========   =======   ==========     ===========    ==========

   The accompanying notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                   Accumulated
                                           Issued                    Issued                         (Deficit)
                                    Preferred   Preferred      Common     Common    Additional     During the
                                     Stock        Stock        Stock       Stock     Paid-In       Development
                                     Shares      Amount $      Shares     Amount $   Capital $       Stage $       Total $
                                     ------      --------      ------     --------   ---------       -------       -------

Net (Loss) for the quarter ended
 June 30, 2007                                                                                       (198,085)
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at June 30, 2007            1,500,000      1,500    89,822,975    89,822   12,112,194     (12,022,863)      378,738
                                   ==========    =======    ==========   =======   ==========     ===========    ==========
Common shares issued for services
 at $0.036 per share                                         7,166,666     7,167      250,833                       258,000

Common shares issued for services
 at $0.05 per share                                          1,000,000     1,000       49,000                        50,000

Net (Loss) for the quarter ended
 September 30, 2007                                                                                 1,586,332     1,586,332
                                   ----------    -------    ----------   -------   ----------     -----------    ----------
Balance at September 30, 2007       1,500,000      1,500    97,989,641    97,989   12,412,027     (10,436,531)    2,273,070
                                   ==========    =======    ==========   =======   ==========     ===========    ==========


The accompanying Notes are an integral part of these financial statements

                                 Lifespan, Inc.
                           (Formerly NationsRX, Inc.)
                            Statements of Cash Flows
                           (Development Stage Company)

                                                                                                               January 27, 1997
                                                                       For the Nine         For the Nine         (Inception)
                                                                       Months Ended         Months Ended           through
                                                                       September 30,        September 30,        September 30,
                                                                           2007                 2006                 2007
                                                                       ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                           $  1,271,720         $   (330,037)        $(10,436,531)
  Adjustments to reconcile net (loss)
   to cash provided (used) by operating activities:
     Depreciation and amortization expense                                       --                   --               51,758
     Shares issued for services and expenses                                308,167               95,084            2,783,635
     Gain (Loss) on extinguishment of debt                                       --                   --               17,181
     Gain (Loss) on sale of mining leasehold                             (1,815,000)                  --           (1,815,000)
     Preferred stock issued for marketing rights                                 --                   --            2,340,000
     Contributed services                                                        --                   --               50,000
     Shares issued for interest                                                  --                   --              149,730
     Accounts payable converted to judgements payable                           689                   --               25,792
     Shares issued for payable                                                   --              426,549              540,549
     Rounding                                                                    --                    1                   --
  Changes in assets and liabilities:                                             --                   --                   --
     Increase (Decrease) in Due to Related Parties                               --              (63,950)                  --
     Increase (Decrease) in bank overdraft payable                               --                   --                   --
     Increase (Decrease) in accounts payable and accrued liabilities        182,000             (129,569)             182,000
                                                                       ------------         ------------         ------------
Net cash (used) by operating activities                                     (52,424)              (1,922)          (6,110,886)
                                                                       ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets-mining leasehold                                (100,000)                  --             (100,000)
  Deposit on Mining Claims                                                   (2,200)                  --               (2,200)
                                                                       ------------         ------------         ------------
Net cash provided by investing activities                                  (102,200)                  --             (102,200)
                                                                       ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Shareholder                                                 154,605                   --              267,105
  Proceeds from issuance of common stock                                         --                   --            1,535,270
  Proceeds from notes payable                                                    --                   --            2,963,202
  Stock for debt                                                                 --              600,600
  Increase (decrease) in Due to Related Parties                                  --                   --              847,258
  Contributed capital                                                            --                   --                   --
  Proceeds from Stock to be Issued                                               --                   --                   --
                                                                       ------------         ------------         ------------
Net cash provided by financing activities                                   154,605                   --            6,213,435
                                                                       ------------         ------------         ------------

Net (decrease) in cash                                                          (19)              (1,922)                 349
Cash and equivalents - beginning                                                368                3,440                   --
                                                                       ------------         ------------         ------------
Cash and equivalents - ending                                          $        349         $      1,518         $        349
                                                                       ============         ============         ============
Cash Paid For:
  Interest                                                             $         --         $         --         $         --
                                                                       ============         ============         ============
  Income Taxes                                                         $         --         $         --         $         --
                                                                       ============         ============         ============
Non-cash Activities:
  Gain on sale of 75% Joint Venture Investment                         $  1,815,000         $         --         $  1,815,000
                                                                       ============         ============         ============
  Stock Issued for Services                                            $    748,000         $         --         $  1,815,991
                                                                       ============         ============         ============
  Stock Issued for Mining Properties                                         40,000                   --            1,107,991
                                                                       ============         ============         ============
  Stock Issued for Accounts Payable                                    $         --         $     83,024         $    628,549
                                                                       ============         ============         ============
  Cancellation of Shares                                               $         --         $         --         $    500,000
                                                                       ============         ============         ============
  Common Stock Issued in Satisfaction of Promissory Note               $         --         $         --         $    442,286
                                                                       ============         ============         ============
  Deemed Interest Converted into Additional Paid in Capital
    Related to Note Payable                                            $         --         $         --         $     41,700
                                                                       ============         ============         ============
  Conversion of Due to Related Party and Notes Payable into
    Preferred Shares in Consolidated Entry                             $         --         $         --         $ (3,708,075)
                                                                       ============         ============         ============

   The accompanying Notes are an integral part of these financial statements

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2007


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006, Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2007


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

NOTE 3 - CHANGE IN AUTHORIZED SHARES OF COMMON STOCK

     The authorized shares of common stock to be issued has changed from 100,000,000 to 500,000,000.

NOTE 4 - COMMON STOCK ISSUED FOR SERVICES

     On March 12, 2007, the Company issued 8,000,000 common shares in payment for services in the amount of $480,000. The Company expensed $40,000 during the quarter ended March 31, 2007, $120,000 during the quarter ended June 30, 2007, $120,000 during the quarter ended September 30, 2007, and will continue to amortize the remaining $200,000 of this prepaid consulting over the life of the consulting contract. On August 1, 2007, the Company issued 8,166,666 common shares in payment for services in the amount of $308,000. The Company expensed $28,167 during the quarter ended September 30, 2007 and will continue to amortize the remaining $279,833 of this prepaid consulting over the life of the consulting contracts.

NOTE 5 - COMMON STOCK RECEIVED FOR INVESTMENT IN RELATED PARTY

     On September 7, 2007, the Board Members adopted the resolution to execute the Joint Venture Agreement with USA Uranium Corp. selling a 75% interest in the La Sal West claim group located in the La Sal uranium district of Utah. The terms of the agreement require USA Uranium to complete phase one of the work program on the property and pay to Lifespan Inc. $1,920,000 in shares of the Company at a deemed price of $0.48 per share equivalent to 4,000,000 shares of its $0.001 par value common stock pursuant to the terms and conditions of Rule 144 as it may apply.

                                 LIFESPAN, INC.
                           (Formerly NationsRX, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2007


NOTE 5 - COMMON STOCK RECEIVED FOR INVESTMENT IN RELATED PARTY (CONTINUED)

     The following schedule is to show the unrealized gain on investments for the increase in marketable securities from a mark to market adjustment of the common stock of USAU:

     Schedule of Marketable Securities and Unrealized Gain

                                           Increase in Value     Market Value at
                         Original Cost        per market           Balance Sheet
      Company           (Purchase Price)   (Unrealized Gains)          Date
      -------           ----------------   ------------------          ----

    USA Uranium            $1,920,000           $680,000            $2,600,000



                                 * * * * * * * *

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

BUSINESS STRATEGY

During the past year the Company has been in continuous discussions with several affiliated individuals and groups regarding developing a alternative medicine model. Unfortunately, after much scrutiny and evaluation the majority of the programs were found not to be conducive individually to a full-scale launch by the Company. However, the expertise developed by the Company's Directors and Officers in this process has enabled the Company to embark upon various co-development programs with several interested parties and to formulate a consensus of where the Company wants to be in this field.

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

Management has also been actively examining new business opportunities in the healthcare area, alternative medicine and alternative energy fields. In this vein management has determined that they would embark upon the acquisition of mineral assets with the potential of supplying uranium to the green energy sector. Management feels that the only viable means of producing the amount of electricity required, without producing greenhouse gasses is by the expanded use of nuclear energy. In this regard the Company feels that the current expertise and contacts of the Board of Directors will enable it to compete in this area. As a first step, the Company has engaged the services of experienced consultants in this area and through their recommendations acquired an option on a uranium property, and have now joint ventured the property, as further described in section 5 hereof. And the company is continuing to seek additional mineral properties that meet its investment criteria.

Over the last three years, management has taken the steps described above to create a successful business model for the Registrant. Management has implemented the plans and actions associated with the acquisitions and developments described above.

Management of the Registrant responded to the lack of sales revenue with the termination of all previous business activities, restructuring debt and negotiations aimed at securing additional projects in the healthcare, alternative energy, security and telecom field. Management believes that cash flow from operations related to the current business model, will not be sufficient to allow the Registrant to continue in business in 2007 and beyond if the Company is unable to secure additional financing.

The Registrant incurred a net gain of approximately $1,586,332 for the three months ended September 30, 2007 as a result of on one time joint venture transaction. The Registrant's total assets exceed its total liabilities by approximately $2,275,152 as of September 30, 2007 again resulting from the restricted shares the Registrant was paid pursuant to the joint venture transaction. These shares are not qualifiable for sale for one year from the date of the transaction. These factors create doubt about the Registrant's ability to continue as a going concern without additional financing. The Registrant's management has been attempting to operate the business as described above and is currently attempting to devise a more successful model or direction. There is no assurance that the new business venture or directions will prove as successful as anticipated. The Registrant will also seek additional sources of capital through the issuance of debt and equity financing.

The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's plan. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

PLAN OF OPERATIONS

For the period from the Registrant's inception through the end of the reporting period, the Registrant has received revenues in the amount of $4,058. The Registrant received no in revenue in the three month period ended September 30, 2007 and received $3000 in revenue for three month period ended September 30, 2006. Operating activities during the quarter have been related primarily to management, legal, accounting and administration and negotiating the property joint venture, as well as meetings, travel, examination, review and discussions regarding alternative business directions. The Registrant will, as described above, attempt to implement operations described above to continue to participate in the health and participate in the green energy sector by acquiring undervalued energy sources and also continue to seek new and potentially lucrative business opportunities in the security and telecom fields for the Company.

The Registrant has only very limited operations with its health and wellness venture and the energy sector. The Registrant has only limited assets and relies totally upon its joint venture partner to advance the property joint venture. As a result, there can be no assurance that the Registrant will generate significant revenues in the future or operate at a profitable level. In order to succeed, the Registrant must obtain more customers and generate sufficient revenues from its joint venture so that it can profitably operate. The Registrant in its previous business ventures has been unable to successfully establish and implement and successfully execute its business and marketing strategy. The registrant has limited operating history in the healthcare and alternative energy sector.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $227,979 for the three months ending September 30, 2007, compared to $162,687 for the three months ending September 30, 2006. This increase was due to an increase in organization, accounting, legal, business review, examination and travel costs associated with healthcare, mineral property joint venture negotiations, and other potential business examinations.

NET GAIN

The Registrant incurred a net gain of $1,586,332 for the three months ending September 30, 2007, compared to net loss of $159,687 in the three months ending September 30th, 2006. As described above this net gain resulted from a share payment for the joint venture property which will not be marketable for one year from the date of the transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Registrant had total assets of $2,637,549. Of this amount $2,600,000 represents a non-liquid investment in its joint venture partner. As of September 30, 2007, the Registrant had current assets in the amount of $349, compared to current assets in the amount of $368 on December 31, 2006. The Registrant has total liabilities in the amount of $362,397 as of September 30, 2007, compared to $25,103 as of December 31, 2006.

As of September 30, 2007, the Registrant had a working capital deficit of $362,048 and an adjusted accumulated deficit of $10,436,531. This figure raises doubt about the Registrant's ability to continue as a going concern without additional financing.

Current funds available to the Registrant are not adequate for it to be competitive in the areas in which it intends to operate. The Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $2,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY  HOLDERS

None

ITEM 5. OTHER INFORMATION

As of September 7th, 2007 the Registrant entered into a joint venture agreement whereby USA Uranium Corp. has acquired the right to joint venture a 75% interest in the La Sal West mineral claim group located in the La Sal uranium district of Utah. Concurrently with the execution USA Uranium has now advised the Company that it is exercising its option to purchase the 75% interest in the Property. The terms of the purchase required USA Uranium to issue 4 million shares, for the 75% interest. The Registrant has received the shares, which are restricted for one year. From this point forward each party will bear their pro rata costs of ongoing exploration and development of the Property.

Mr. Ken Berscht, who resides in Calgary Alberta, was elected a Director and appointed CEO and CFO of the Company on January 30th, 2008. Mr. Berscht is an honors graduate from the University of Western Ontario Business School. He is a member of the Society of Mining and Metallurgy and has been qualified as an IFA in England. In his career as a broker he was qualified with the Investment Dealer Association in Canada and in the U S as a General Principal with the NASD and NYSE. He has worked worldwide where he clients ranged from local investors to international institutional investors. He was foremost in bringing investors to North America from Taiwan and Japan into the equity market. He was instrumental in the financing of petroleum exploration in the U S and Canada. For the past 6 years he has been the President of Odyssey Management in the Cayman Islands managing an oil and gas fund. Mr. Berscht is a director of Sterling Mining Company, President of Dore Mining, and Vice president of Countyline Energy.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number          Description
--------------          -----------

    10.1            Joint Venture Agreement dated September 7th, 2007

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

                                LIFESPAN INC.


                                    /s/ Ken Berscht
                                    -----------------------------------------
                                By: Ken Berscht CEO/CFO/Director

                                Date: March 28th, 2008